Form 10-K/A
period 2017-12-31
Foamix Pharmaceuticals Ltd.
filed 2018-03-01
CIK 1606645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Yes ☒          No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) on Form 10-K/A amends the Annual Report on Form 10-K of Foamix Pharmaceuticals Ltd. for the year ended December 31, 2017 as originally filed with the Securities and Exchange Commission on February 27, 2018 (the “Original Filing”), to correct (i) an inadvertent reversal between the numerical data in the two columns labeled “Bonus” and “Non-Equity Incentive Plan Compensation” in the table titled “Summary Compensation Table” in “Item 11—Executive Compensation”, (ii) a clerical error in the amount of “All Other Compensation” of Mr. Yohan Hazot in the same table, and (iii) an inadvertent omission of the reference to “emerging growth company” in the paragraph in the cover page preceding the list of types of filers.

Except as described above, this Amendment does not amend or otherwise update any other information in the Original Filing. For the convenience of the reader, this Amendment restates in its entirety our Original Filing. This Amendment is presented as of the filing date of the Original Filing and does not reflect events occurring subsequent to the date of the Original Filing.

We have also updated the signature page, the consent of our independent registered public accounting firm in Exhibit 23.1 and the certifications of our Principal Executive Officer and Principal Financial Officer in Exhibits 31 and 32.

FOAMIX PHARMACEUTICALS LTD.
FORM 10-K

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

Summary Compensation Table

The following table sets forth all of the compensation awarded to, earned by or paid to our named executive officers during 2016 and 2017:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	All Other Compen-sation ($)		Total ($)(4)
David Domzalski, CEO	2017	416,980	165,000	2,204,155	-	10,800	(5)	2,796,935
	2016	370,125	166,888	211,579	66,420	-		815,012
Ilan Hadar, CFO	2017	342,253	119,978	1,212,809	-	121,815	(6)	1,796,854
	2016	239,546	103,365	207,709	71,064	81,458	(6)	703,143
Yohan Hazot, Vice President, Pharmaceutical Development	2017	217,797	57,687	496,304	-	72,453	(7)	844,241
	2016	164,558	82,185	192,959	-	61,854	(7)	501,556
Dov Tamarkin, former CEO(1)	2017	210,600	86,625	-	-	1,092,084	(8)	1,389,309
	2016	385,000	209,597	321,599	184,515	206,873	(8)	1,307,584
Meir Eini, former Chief Innovation Officer(2)	2017	181,500	61,875	335,874	-	918,008	(9)	1,497,257
	2016	300,000	142,801	339,918	51,823	158,133	(9)	992,676
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Foamix Pharmaceuticals Ltd. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2018.

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

Signature and Name	Title	Date

/s/ David Domzalski	Chief Executive Officer (principal executive officer)	March 1, 2018
David Domzalski

/s/ Ilan Hadar	Chief Financial Officer (principal financial accounting and officer)	March 1, 2018
Ilan Hadar

/s/ Stanley Hirsch	Chairman of the Board of Directors	March 1, 2018
Stanley Hirsch

/s/ Dalia Megiddo	Director	March 1, 2018
Dalia Megiddo

/s/ Rex Bright	Director	March 1, 2018
Rex Bright

/s/ Darrell Rigel	Director	March 1, 2018
Darrell Rigel

/s/ Stanley Stern	Director	March 1, 2018
Stanley Stern

/s/ Anna Kazanchyan	Director	March 1, 2018
Anna Kazanchyan

/s/ Aharon Schwartz	Director	March 1, 2018
Aharon Schwartz