Form 10-Q
period 2018-03-31
Foamix Pharmaceuticals Ltd.
filed 2018-05-08
CIK 1606645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

⌧ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from __________ to __________

Commission file number: 001-33299

Foamix Pharmaceuticals Ltd.
(Exact name or Registrant as specified in its charter)

Israel (State or Other Jurisdiction of incorporation or organization)	Not Applicable (I.R.S. Employer Identification No.)

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

Yes ☒          No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒          No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐          No ⌧

The total number of shares outstanding of the registrant’s ordinary shares, par value NIS 0.16 per share, as of May 4, 2018, was 40,503,786.

DEFINITIONS

In this quarterly report on Form 10-Q, unless otherwise indicated, all references to the “company,” “we,” “us,” “our” and “Foamix” refer to Foamix Pharmaceuticals Ltd. and its subsidiary, Foamix Pharmaceuticals Inc., a Delaware corporation.

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

PART I - FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

FOAMIX PHARMACEUTICALS LTD.

UNAUDITED CONDENSED CONSOLIDATED
 FINANCIAL STATEMENTS

AS OF MARCH 31, 2018

FOAMIX PHARMACEUTICALS LTD.

UNAUDITED CONDENSED CONSOLIDATED
 FINANCIAL STATEMENTS

AS OF MARCH 31, 2018

The amounts are stated in US dollars in thousands (except for share data)

FOAMIX PHARMACEUTICALS LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

 (U.S. dollars in thousands, except per share data)
(Unaudited)

	March 31	December 31
	2018	2017
A s s e t s
CURRENT ASSETS:
Cash and cash equivalents	$12,770	$15,956
Restricted cash	250	250
Short term bank deposits	6,043	19,443
Investment in marketable securities (Note 4)	28,578	31,797
Restricted investment in marketable securities (Note 4)	286	290
Accounts receivable:
Trade	846	996
Other	424	772
TOTAL CURRENT ASSETS	49,197	69,504

NON-CURRENT ASSETS:
Investment in marketable securities (Note 4)	5,054	8,533
Restricted investment in marketable securities (Note 4)	141	143
Property and equipment, net	2,045	2,042
Other	32	32
TOTAL NON-CURRENT ASSETS	7,272	10,750

TOTAL ASSETS	$56,469	$80,254

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOAMIX PHARMACEUTICALS LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

 (U.S. dollars in thousands, except per share data)
(Unaudited)

	March 31	December 31
	2018	2017
Liabilities and shareholders’ equity
CURRENT LIABILITIES:
Accounts payable and accruals:
Trade	$8,186	$6,436
Deferred revenues	-	62
Other	2,647	3,730
TOTAL CURRENT LIABILITIES	10,833	10,228

LONG-TERM LIABILITIES:
Liability for employee severance benefits	402	437
Other liabilities	890	988
TOTAL LONG-TERM LIABILITIES	1,292	1,425
TOTAL LIABILITIES	12,125	11,653
COMMITMENTS (Note 6)
SHAREHOLDERS' EQUITY:
Ordinary Shares, NIS 0.16 par value - authorized: 90,000,000 Ordinary Shares as of March 31, 2018 and December 31, 2017; issued and outstanding: 37,551,511 and 37,498,128 Ordinary Shares as of March 31, 2018 and December 31, 2017, respectively	1,578	1,576
Additional paid-in capital	210,116	208,364
Accumulated deficit	(167,223)	(141,281)
Accumulated other comprehensive loss	(127)	(58)
TOTAL SHAREHOLDERS' EQUITY	44,344	68,601
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$56,469	$80,254

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOAMIX PHARMACEUTICALS LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (U.S. dollars in thousands, except per share data)
(Unaudited)

	Three months ended
	March 31
	2018	2017
REVENUES (Note 7)	$906	$927
OPERATING EXPENSES:
Research and development	22,825	12,675
Selling, general and administrative	3,801	2,822
TOTAL OPERATING EXPENSES	26,626	15,497
OPERATING LOSS	25,720	14,570
FINANCE INCOME, net	(73)	(257)
LOSS BEFORE INCOME TAX	25,647	14,313
INCOME TAX	330	71
NET LOSS FOR THE PERIOD	$25,977	$14,384

LOSS PER SHARE BASIC AND DILUTED	$0.69	$0.39

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING USED IN COMPUTATION OF BASIC AND DILUTED LOSS PER SHARE IN THOUSANDS	37,541	37,188

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOAMIX PHARMACEUTICALS LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

 (U.S. dollars in thousands)
(Unaudited)
	Three months ended
	March 31
	2018	2017
NET LOSS
OTHER COMPREHENSIVE LOSS (INCOME):	$25,977	$14,384
Net unrealized losses (gains) from marketable securities	15	(6)
Losses on marketable securities reclassified into net loss	(1)	-
Net unrealized losses (gains) on derivative financial instruments	14	(75)
Gains on derivative financial instruments reclassified into net loss	6	40
TOTAL OTHER COMPREHENSIVE LOSS (INCOME)	34	(41)
TOTAL COMPREHENSIVE LOSS	$26,011	$14,343

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOAMIX PHARMACEUTICALS LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)
(Unaudited)

	Three months ended
	March 31
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(25,977)		$(14,384)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	86		44
Loss from disposal of fixed assets	36		102
Changes in marketable securities and bank deposits, net	(40)		96
Changes in accrued liability for employee severance benefits, net of retirement fund profit	(35)		91
Share-based compensation	1,754		766
Non-cash finance expenses (income), net	1		(47)
Changes in operating asset and liabilities:
Decrease (increase) in trade and other receivables	487		(392)
Increase in accounts payable and accruals	495		1,671
Net cash used in operating activities	(23,193)		(12,053)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(122)		(280)
Investment in bank deposits	(8,500)		(13,207)
Investment in marketable securities	(1,012)		(2,913)
Proceeds from sale and maturity of marketable securities and bank deposits	29,642		23,273
Net cash provided by investing activities	20,008		6,873
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options	-		137
Payments in respect of bank borrowings	-		(8)
Net cash provided by financing activities	-		129
DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(3,185)		(5,051)
EFFECT OF EXCHANGE RATE ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(1)		18
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF THE PERIOD	16,206		31,440
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF THE PERIOD	$13,020		$26,407
Cash and cash equivalents	$12,770		$26,157
Restricted cash	250		250
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH SHOWN IN STATEMENT OF CASH FLOWS	$13,020		$26,407
SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS -
Property and equipment purchases included in accounts payable and accruals	$4		$39
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest received	$384		$178
Interest paid	$-	$	*-

* Represents an amount less than $1.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOAMIX PHARMACEUTICALS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (U.S. dollars in thousands, except share and per share amounts)

NOTE 1 -     NATURE OF OPERATIONS AND BASIS OF PRESENTATION:

a.	Nature of operations

Foamix Pharmaceuticals Ltd. (hereinafter “Foamix”) is an Israeli company incorporated in 2003. Foamix is a clinical-stage specialty pharmaceutical company operating in one segment - the development and commercialization of foam-based formulations, using its proprietary technology, which includes its foam platforms. Foamix develops its own product candidates, mainly for the treatment of moderate-to-severe acne and other skin conditions. It also licenses its technology under development and licensing agreements to various pharmaceutical companies for development of certain products combining Foamix's foam technology with the licensee’s proprietary drugs.

Since incorporation through March 31, 2018, Foamix and its subsidiary (hereinafter “the Company”) incurred losses and negative cash flows from operations mainly attributable to its development efforts and has an accumulated deficit of $167,223. The Company has financed its operations mainly through the issuance of shares through private and public financing rounds, convertible loans and payments received under development and licensing agreements. The Company's cash and investments as of as of the issuance date of these financial statements , will allow the Company to fund its operating plan through at least the next 12 months. However, the Company expects to continue to incur significant research and development and other expenses related to its ongoing operations and in order to continue its future operations, the Company will need to obtain additional funding until becoming profitable. If the Company is unable to obtain such funding it will need to curtail or cease operations.

b.	Basis of presentation

The unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of March 31, 2018, the consolidated results of operations and comprehensive loss for the three-month periods ended March 31, 2018 and 2017 and cash flows for the three-month periods ended March 31, 2018  and 2017.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual financial statements for the year ended December 31, 2017. The condensed consolidated balance sheet data as of March 31, 2018 was derived from the audited consolidated financial statements for the year ended December 31, 2017, included in Form 10K/A, but does not include all disclosures required by U.S. GAAP for annual financial statements.

The results for the three-month periods ended March 31, 2018 are not necessarily indicative of the results expected for the year ending December 31, 2018.

FOAMIX PHARMACEUTICALS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share amounts)

NOTE 2 -     SIGNIFICANT ACCOUNTING POLICIES:

a.
Principles of consolidation

The consolidated financial statements include the accounts of Foamix and its subsidiary. Intercompany balances and transactions including profits from intercompany sales not yet realized outside the Company, have been eliminated upon consolidation.

b.
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

c.
Loss per share

Net loss per share, basic and diluted, is computed on the basis of the net loss for the year divided by the weighted average number of Ordinary shares outstanding during the period. Diluted net loss per share is based upon the weighted average number of Ordinary shares and of Ordinary share equivalents outstanding when dilutive. Ordinary share equivalents include outstanding share options and warrants which are included under the treasury share method when dilutive.

The following share options, restricted share units (“RSUs”) and warrants were excluded from the calculation of diluted net loss per ordinary share because their effect would have been anti-dilutive for the periods presented (share data):

	Three months ended March 31
	2018	2017
Outstanding share options and RSUs	4,728,610	3,405,927
Warrants	1,394,558	1,394,558

FOAMIX PHARMACEUTICALS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share amounts)

NOTE 2 -     SIGNIFICANT ACCOUNTING POLICIES (continued):

d.	Newly issued and recently adopted accounting pronouncements:

 Accounting pronouncements adopted in period:

1)
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

The Company adopted the guidance as of January 1, 2018, under the modified retrospective method, however, as the current revenue of the Company is driven primarily from royalties and contingent payments as mentioned above, the Company’s adoption of the new standard did not have a material effect on its consolidated financial statements.

2)
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10), which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amended guidance requires changes in the fair value of equity investments to be recognized through net income, rather than other comprehensive income. Adoption of the standard will be applied through a cumulative one-time adjustment to retained earnings. This standard was adopted on January 1, 2018 and its accumulative adjustment had no material impact on the Company's consolidated financial statements. In addition, in February 2018, the FASB issued ASU No. 2018-03 which includes technical corrections and improvements to clarify the guidance in ASU No. 2016-01. This standard, adopted as of January 1, 2018, had no material impact on the Company’s consolidated financial statements.

3)
In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 was issued to provide clarity and reduce both 1) diversity in practice and 2) cost and complexity when applying the guidance in Topic 718 to a change in the terms or conditions of a share-based payment award.  ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting under Topic 718. The amendments in ASU 2017-09 are applied prospectively to an award modified on or after the adoption date. This standard, adopted as of January 1, 2018, had no material impact on the Company’s consolidated financial statements.

4)
In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740), to insert the Securities and Exchange Commission's interpretive guidance from Staff Accounting Bulletin No. 118 into the income tax accounting codification under U.S. GAAP. The ASU permits companies to use provisional amounts for certain income tax effects of the Tax Act during a one-year measurement period. The provisional accounting impacts for the

FOAMIX PHARMACEUTICALS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share amounts)

NOTE 2 -     SIGNIFICANT ACCOUNTING POLICIES (continued):

Company may change in future reporting periods until the accounting analysis is finalized, however the Company anticipates that the adoption of the new standard will not have material effect on its consolidated financial statements.

 Accounting pronouncements that are not yet effective and have not been early adopted by the Company:

5)
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. Subsequently, the FASB issued ASU No. 2017-13, in September 2017 and ASU No. 2018-01, in January 2018, which amends and clarifies ASU 2016-02. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2018. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. The Company is currently evaluating the impact of this new standard on its consolidated financial statements, although the impact is currently expected to be immaterial.

6)
In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

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

FOAMIX PHARMACEUTICALS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share amounts)

NOTE 2 -     SIGNIFICANT ACCOUNTING POLICIES (continued):

8)
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

NOTE 3 -     FAIR VALUE PRESENTATION

The Company’s assets and liabilities that are measured at fair value as of March 31, 2018 and December 31, 2017 are classified in the tables below in one of the three categories described in note 2b above:

	March 31, 2018
	Level 1	Level 2	Total
Marketable securities	$972	$33,087	$34,059
Currency options designated as hedging instruments (current liabilities)	-	$(9)	$(9)

	December 31, 2017
	Level 1	Level 2	Total
Marketable securities	$987	$39,776	$40,763
Currency options designated as hedging instruments (current assets)	-	$11	$11

The Company’s corporate debt securities are traded in markets that are not considered to be active, but are valued based on quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Accordingly, these assets are categorized as Level 2.

Foreign exchange risk management

The Company purchases and writes non-functional currency options in order to hedge the currency exposure on the Company’s cash flow. The currency hedged items are denominated in New Israeli Shekels (NIS). The purchasing and writing of options is part of a comprehensive currency hedging strategy with respect to salary and rent expenses denominated in NIS. These transactions are at zero cost for periods of up to one year. The counterparties to the derivatives are major banks in Israel. As of March 31, 2018, the total hedged amount was NIS 5.4 million.

The derivative liability, in the amount of $9 as of March 31, 2018, qualifies as hedge accounting.

As of March 31, 2018, the Company has a lien in the amount of $286 on the Company’s marketable securities and a lien in the amount $250 on the Company’s checking account, in respect of bank guarantees granted in order to secure the hedging transactions.

FOAMIX PHARMACEUTICALS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share amounts)

NOTE 4 -     MARKETABLE SECURITIES

Marketable securities as of March 31, 2018, and December 31, 2017 consist mainly of debt and equity securities. The debt securities are classified as available-for-sale and are recorded at fair value. Changes in fair value, net of taxes (if applicable), are reflected in other comprehensive loss. Realized gains and losses on sales of the securities, as well as premium or discount amortization, are included in the consolidated statement of operations as finance income or expenses.

As of January 1, 2018, following the adoption of ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10), equity securities with readily determinable fair value are measured at fair value. The changes in the fair value of equity investments are recognized through net income. Adoption of the standard was applied through a cumulative one-time adjustment to the accumulated deficit.

The following table sets forth the Company’s marketable securities:

	March 31	December 31
	2018	2017
Israeli mutual funds	$972	$987
Certificates of deposit	13,525	17,206
Government and agency bonds	19,562	22,570
Total	$34,059	$40,763

As of March 31, 2018 and December 31, 2017 the fair value, cost and gross unrealized holding gains and losses of the debt securities owned by the Company were as follows:

	March 31, 2018
	Fair value	Cost or amortized cost	Gross unrealized holding losses	Gross unrealized holding gains
Certificates of deposit	$13,525	$13,566	$41	$-
Government and agency bonds	19,562	19,639	77	-
Total	$33,087	$33,205	$118	$-

	December 31, 2017
	Fair value	Cost or amortized cost	Gross unrealized holding losses	Gross unrealized holding gains
Certificates of deposit	$17,206	$17,243	$38	$1
Government and agency bonds	22,570	22,638	68	-
Total	$39,776	$39,881	$106	$1

As of March 31, 2018, the unrealized losses attributed to the Company’s debt marketable securities were primarily due to credit spreads and interest rate movements. The Company has considered factors regarding other than temporary impaired securities and determined that there are no securities with impairment that is other than temporary as of March 31, 2018 and December 31, 2017.

FOAMIX PHARMACEUTICALS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share amounts)

NOTE 4 -      MARKETABLE SECURITIES (continued):

As of March 31, 2018, and December 31, 2017 the Company’s debt securities had the following maturity dates:

	Market value
	March 31, 2018	December 31, 2017
Due within one year	$28,033	$31,244
1 to 2 years	5,054	8,380
2 to 3 years	-	152
Total	$33,087	$39,776

During the three months ended March 31, 2018 and March 31, 2017 the Company received proceeds of $7,689 and $10,273 upon sale and maturity of marketable securities.

$427 and $433 of the Company’s marketable securities were restricted as of March 31, 2018, and December 31, 2017, respectively, due to a lien in respect of bank guarantees granted to secure hedging transaction and the Company’s rent agreement. Refer to note 6 and note 3.

NOTE 5 -     SHARE CAPITAL:

Share-based compensation

In May 2015, the Company's board of directors approved a new option plan (the "Plan") replacing the previous plan approved in 2009. The Plan included a pool of 2,690,694 ordinary shares for grant to Company employees, consultants, directors and other service providers. During the years ended December 31, 2016 and December 31, 2017, the Board of Directors approved an accumulated increase of 2,900,000 ordinary shares to the plan. As of March 31, 2018, 1,524,197 shares remain available for grant under the Plan.

In the three months ended March 31, 2018 and 2017, the Company granted options to employees and non-employees as follows:

	Three months ended March 31, 2018
	Award amount	Exercise price range	Vesting period	Expiration
Employees:
Options	488,843	$6.35-$6.40	4 years	10 years
RSUs	103,448	-	4 years	-

	Three month ended March 31, 2017
	Award amount	Exercise price range	Vesting period	Expiration
Employees:
Options	578,133	$10.22-$10.31	4 years	10 years
RSUs	192,713	-	4 years	-

FOAMIX PHARMACEUTICALS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share amounts)

NOTE 5 -     SHARE CAPITAL (continued):

The fair value of options and RSUs granted to employees and directors during the three months ended March 31, 2018, and the three months ended March 31, 2017 was $2,305 and $5,066 respectively.

The fair value of RSUs granted to employees is based on the share price on grant date.

The fair value of options granted to employees and directors on the date of grant was computed using the Black-Scholes model. The underlying data used for computing the fair value of the options are as follows:

	Three months ended March 31
	2018	2017
Value of ordinary share	$5.99	$10.12
Dividend yield	0%	0%
Expected volatility	62.1%	59.7%
Risk-free interest rate	2.75%	2.09%
Expected term	6 years	6 years

On January 1, 2018, the Company and Dr. Dov Tamarkin agreed to terminate the consulting agreement signed in June 2017. Pursuant to the termination, the Board of Directors resolved that all options and RSUs previously granted to Dr. Tamarkin shall continue to vest and may be exercised until their expiration date.

The retention of the options and RSUs was considered a Type III modification for share-based compensation, and, as a result, on January 1, 2018 the Company remeasured the fair value of all outstanding options and RSUs granted to Dr. Tamarkin and recognized the residual amount of the fair value as an immediate expense. The compensation expenses recorded on January 1, 2018, were $239.

In addition, following changes in circumstances, including Mr. Meir Eini’s resignation from his position as an observer to the Board of Directors, the Company reassessed the services provided by Mr. Eini and concluded they are not substantive in comparison to the value of the equity awards he received. Therefore, in January 2018, all expenses related to the awards previously granted to Mr. Eini were measured and the unrecognized amount of the fair value was fully recognized. The compensation expenses recorded in January 2018, were $494.

FOAMIX PHARMACEUTICALS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share amounts)

NOTE 5 -     SHARE CAPITAL (continued):

The following table illustrates the effect of share-based compensation on the statements of operations:

	Three months ended March 31
	2018	2017
Research and development expenses	$891	$420
Selling, general and administrative	863	346
Total	$1,754	$766

NOTE 6 -    COMMITMENTS

Lease agreement

The Company leases office space for its headquarters and research and development facilities in Israel and the United States under several lease agreements. The lease agreements for the facilities in Israel are linked to the Israeli CPI and expire in December 2020. The lease agreement in the United States is due to expire during March 2019.

In July 2017, the Company has entered into operating lease agreements in connection with a number of vehicles. The lease periods are generally for three years and the payments are linked to the Israeli CPI. To secure the terms of the lease agreements, the Company has made certain prepayments to the leasing company, representing approximately three months of lease payments. These amounts have been recorded as other non-current assets.

Operating lease expenses for the three months ended March 31, 2018 and March 31, 2017, are as follows:

	Three months ended March 31
	2018	2017
Rental expenses	$195	$109
Vehicles lease expenses	$22	$-

Future minimum lease commitments under non-cancelable operating lease agreements are as follows:

2018	$643
2019	748
2020 and thereafter	700
Total	$2,091

The Company has a lien in the amount of $141 on the Company’s marketable securities in respect of bank guarantees granted in order to secure the lease agreements.

FOAMIX PHARMACEUTICALS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share amounts)

NOTE 7 -     ENTITY-WIDE DISCLOSURE:

a.	Net revenues by geographic area were as follows:

	Three months ended March 31
	2018	2017
United States	$62	$-
Germany	844	927
Total revenues	$906	$927

b.
Customers exceeding 10% of revenues:

During the three months ended March 31, 2018 and March 31, 2017 the Company had one customer exceeding over 10% of total revenues. Revenues from the customer were $844 and $927 during the three months ending March 31, 2018, and March 31, 2017, respectively.

c.	Net revenues by type of payment:

	Three months ended March 31
	2018	2017
Development service payments	$62	$-
Royalties	844	927
Total revenues	$906	$927

NOTE 8 – SUBSEQUENT EVENTS:

On April 13, 2018, the Company entered into a Securities Purchase Agreement with an existing investor pursuant to which the Company agreed to issue and sell, in a registered offering, an aggregate of 2,940,000 Ordinary Shares at a purchase price of $5.50 per share.

The gross proceeds from the offering were $16,170 before deducting transaction expenses.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in the section entitled “Item 1A—Risk Factors” and in “Item 1A—Risk Factors” in our most recent Annual Report on Form 10-K/A.

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

We are currently investing the majority of our efforts and resources to advance our third pivotal Phase III clinical trial (Study 22) for FMX101 in the U.S. We announced the first patient enrolled in this trial on August 3, 2017. We expect to have top-line results from this trial in the third quarter of 2018. In March of 2017, we announced the results of the double-blind stage of our two initial Phase III clinical trials. Statistical significance was demonstrated in both co-primary efficacy endpoints in one study (Study 05), however, statistical significance was demonstrated in only one of the co-primary efficacy endpoints in the second study (Study 04). Statistical significance was also demonstrated for FMX101 compared to vehicle in the pooled analysis of the co-primary endpoints as well as key secondary endpoints. The third trial was initiated following a Type B meeting conducted with the FDA in June of 2017. During this meeting, we confirmed that achieving statistically significant results for FMX101 versus vehicle in both co-primary efficacy endpoints in a third independent clinical trial would be sufficient for establishing an efficacy claim. A previous Phase II clinical trial of FMX101 also demonstrated clinically and statistically significant results in all primary and secondary endpoints. As described in more detail below, in January 2018 we announced the completion of a long-term safety study that was an extension of our two initial Phase III clinical trials for FMX101. The results from the study showed FMX101 to be well-tolerated and to have an acceptable safety profile.

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

In addition, we successfully completed a Phase II clinical trial with FDX104, our proprietary doxycycline foam for the management of moderate-to-severe rash associated with epidermal growth factor receptor inhibitor (EGFRI) anticancer treatments. As the majority of our efforts and resources have been devoted to the development of FMX101 and FMX103 over the past several months, limited work has been done during this period to further the development of FDX104.  We are currently assessing our various options with regard to this product candidate. We have also successfully completed a Phase II clinical trial of FMX102, our minocycline foam for the treatment of impetigo, including impetigo caused by methicillin-resistant staphylococcus aureus, or MRSA. However, as described in previous reports, we have been assessing the clinical and commercial viability of this product candidate for some time, and following additional analysis of its market potential we have recently decided to discontinue further development of this product.

We developed FMX101, FMX102, FMX103 and FDX104 using our proprietary technology, which includes our foam-based platforms. This technology enables us to formulate and stabilize a wide variety of drugs and deliver them directly to their target site. We have independently developed a series of proprietary foam platforms, each having unique pharmacological features and characteristics. Our foam platforms may offer significant advantages over alternative delivery options and are suitable for multiple application sites. We believe our proprietary foam-based platforms may serve as a foundation in developing a potential pipeline of products across a range of conditions.

Besides our in-house development projects, we have entered into development and license agreements relating to our technology with various pharmaceutical companies such as Bayer HealthCare AG, Mylan N.V. and Actavis Laboratories.  Our total revenues from these development and license agreements, since our inception through March 31, 2018, amounted to approximately $29.1 million. The collaboration with Bayer HealthCare AG, or Bayer, in particular, has led to the development and commercialization of Finacea® Foam (azelaic acid) 15%, or Finacea, a prescription foam product for the treatment of rosacea, which uses one of our proprietary foam technology platforms. Bayer began selling Finacea in the U.S. in the third quarter of 2015, and since its commercial launch through March 31, 2018 we received (or became entitled to receive) a total of $7.6 million in royalties for this product. As further discussed below, we received notifications from third party pharmaceutical companies that they had filed abbreviated new drug applications with the FDA, seeking approval for generic versions of Finacea prior to the expiry of certain patents licensed by Foamix to Bayer. In January and February of this year we and Bayer initiated legal action against such third parties. We are committed to defending our intellectual property rights globally, including patents we have licensed to other pharmaceutical companies as part of our collaboration efforts. Our FMX101 and FMX103 products are based on a different foam technology platform and different patents than those listed in the Orange Book for Finacea.

To date, we have not yet submitted any product candidates for approval by regulatory authorities and we do not currently have rights to any products that have been approved for marketing in any territory. We have financed our operations primarily through private and public placements of our shares, convertible loans and from development and licensing collaborations. We have incurred significant losses since our inception in 2003. Our accumulated deficit at March 31, 2018 was $167.2 million and our net loss for the three months ended March 31, 2018 was $26.0 million. A substantial amount of our net losses resulted from costs incurred in connection with our research and development programs and clinical trials and from general and administrative costs associated with our operations. The net losses and negative operating cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our shareholders’ equity and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate offsetting revenue, if any. We expect to continue to incur significant expenses and operating losses for the foreseeable future.

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

Effective January 1, 2018, we ceased to be a “foreign private issuer” as defined in Rule 3b-4 of the Exchange Act and became subject to the rules and regulations under the Exchange Act applicable to U.S. domestic issuers. Accordingly, we are filing our quarterly report for the first quarter of 2018 on Form 10-Q.

We continue to be an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933 and as modified by the JOBS Act. As such, we are eligible to, and take advantage of, certain exemptions from various reporting requirements applicable to other public companies that are not “emerging growth companies,” such as not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We will remain an emerging growth company until the earliest of: (i) the last day of our fiscal year during which we have total annual gross revenues of at least $1.0 billion; (ii) the last day of our fiscal year following the fifth anniversary of the closing of our initial public offering; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act.

Key Developments

Below is a summary of selected key developments affecting our business that have occurred since December 31, 2017:

On January 4, 2018, we announced positive safety data for our Phase III open-label safety extension study, evaluating FMX101 in moderate-to-severe acne for a treatment period of up to one year. The open-label safety extension enrolled a total of 657 patients, all of whom had completed 12 weeks of FMX101 or vehicle treatment in the preceding double-blind phases of Study 04 or Study 05. Patients continued for up to an additional 40 weeks of open-label treatment with FMX101. 291 patients completed a total of 52 weeks on FMX101 therapy which is in excess of the subject sample size requirements specified in the regulatory guidance for this type of safety evaluation. The key findings from the study are as follows:

•          non-dermal adverse events were comparable in type and frequency with those reported during the double-blinded portion of Study 04 and Study 05. The most frequently reported treatment-emergent adverse event was nasopharyngitis (common cold). In the open-label extension, three patients discontinued the study for non-dermal adverse events – two discontinued due to abdominal pain and one due to back pain. No serious drug-related adverse events were reported.

•          application site adverse events occurred in less than 2% of patients during the additional 40 weeks of open-label treatment with FMX101. Four patients discontinued in the study for an application site adverse event – two discontinued due to worsening of acne, one discontinued due to contact dermatitis and one due to localized facial edema. In the assessment of facial dermal tolerability at week 52, more than 95% of patients had “none” or “mild” signs and symptoms such as erythema, dryness, hyperpigmentation, peeling and itching, and no severe local tolerability scores were recorded.

•          patient satisfaction with FMX101 treatment remained high when re-assessed at week 52, which was consistent with scores obtained at the end of the double-blind phase at week 12.

On February 14, 2018 we held a Type B pre-NDA meeting with the FDA. The purpose of the meeting was to discuss the submission of a 505(b)(2) application for FMX101. Final FDA meeting minutes were received on March 8, 2018. During the meeting we discussed various chemistry, manufacturing and controls (“CMC”) aspects of FMX101, sufficiency of nonclinical toxicology studies, format and other information required for the NDA submission. The meeting was to our satisfaction and, as previously disclosed, we plan to submit the 505(b)(2) application for FMX101 to the FDA later this year if the results of Study 22, the third Phase III clinical trial for FMX101, prove to be positive.

In January and February 2018, we, together with Bayer, initiated legal action against affiliates of each of Teva Pharmaceuticals USA, Inc. and Perrigo UK FINCO Limited Partnership, respectively, for their alleged infringement of certain of our patents following their submission of an abbreviated new drug application, or ANDA, to the FDA, seeking approval to manufacture and sell a generic version of Finacea® Foam. See also our most recent Annual Report on Form 10-K/A on file with the SEC under “Item 1A—Risk Factors—Risks Related to Our Intellectual Property—We have received notice letters of ANDAs submitted for drug products that are generic versions of Finacea® Foam and we are involved in lawsuits to protect or enforce our patents, which could be expensive, time consuming and unsuccessful.”

On April 13, 2018 we entered into a Securities Purchase Agreement with OrbiMed Partners Master Fund Limited, or OrbiMed, pursuant to which we agreed to issue and sell, in a registered offering by the Company, an aggregate of 2,940,000 ordinary shares, par value NIS 0.16 per share, at a purchase price equivalent to $5.50 per share, representing a premium to the Company’s ordinary shares’ last closing share price, for aggregate gross proceeds of approximately $16.2 million, before deducting offering expenses. The closing of the issuance and sale of these securities took place on April 16, 2018, pursuant to our shelf registration statement on Form S-3, which we filed with the SEC on April 2, 2018 and which became effective on April 12, 2018.

On May 7, 2018 we announced the enrollment of the last patient in our third pivotal Phase III clinical trial for FMX101 (Study 22) in the U.S.

During the three months ended March 31, 2018, the following changes occurred in our board of directors:

•          on January 3, 2018, Mr. David Domzalski, our Chief Executive Officer (CEO), was appointed as a member of the Company’s board of directors, following the resignation of Dr. Dov Tamarkin, our former CEO and a co-founder, who retired from the board after having completed the orderly transition of his managerial duties; and

•          on January 24, 2018 and January 28, 2018, respectively, Messrs. Chaim Chizic and Meir Eini resigned from their positions as non-voting observers to our board of directors.

Revenues

To date, we have not generated any revenues from sales of FMX101 or any of our other product candidates. We do not expect to commercially launch FMX101 or other product candidates or generate any revenues from sales of any of our product candidates before 2019, until after completion of their development and clinical testing and after obtaining approvals for their marketing in the U.S. Our ability to generate revenues from sales will depend on the successful commercialization of FMX101 and our other product candidates.

As of March 31, 2018, we generated cumulative revenues of approximately $29.1 million under development and license agreements, of which approximately $18.4 million were development service payments, approximately $3.1 million were contingent payments and $7.6 million were royalty payments. The royalties were paid in relation to Finacea, the prescription foam product that we developed in collaboration with Bayer. In the three months ended March 31, 2018 we received (or became entitled to receive) royalty payments in an amount of $844,000. We may become entitled to additional contingent payments, subject to achievement of the applicable clinical results by our other licensees. In light of the current phase of development under these agreements, we do not expect to receive significant payments in the near term, if at all.

Cost of Revenues

There was no cost of revenues for the three-month periods ended March 31, 2018 and 2017, as revenues consist almost entirely from royalties, which do not bear related cost of revenue. We do not expect substantial changes in cost of revenue unless and until we obtain regulatory approval for our lead product candidates and begin serial production of such products, whether internally or through third party manufacturers, at which point we expect our cost of revenues to grow along with the growth of our sales and inventory needs.

Operating Expenses

Research and development expenses

Research and development activities are, and will continue to be, central to our business. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect research and development costs to increase significantly for the foreseeable future assuming our pipeline products progress into clinical trials. However, we do not believe that it is possible at this time to accurately project total program-specific expenses to reach commercialization. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will affect our clinical development programs and plans.

Our research and development expenses relate primarily to the development of FMX101 and FMX103. From January 1, 2007 until March 31, 2018, we cumulatively spent approximately $127.7 million on research and development of FMX101, FMX103 and our other product candidates. Our total research and development expenses for the three-month periods ended March 31, 2018 and 2017 were approximately $22.8 and $12.7 million, respectively. We charge all research and development expenses to operations as they are incurred. We expect research and development expenses to increase in the near term due to the ongoing Phase III clinical trials for FMX101 and FMX103.

The successful development of FMX101, FMX103 and additional product candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of our technology for additional indications. This uncertainty is due to numerous risks and variables associated with developing products, including the uncertainty of:

•	the scope, rate of progress and expense of our research and development activities;

•	preclinical results;

•	clinical trial results;

•	the terms and timing of regulatory approvals;

•	our ability to file, prosecute, obtain, maintain, defend and enforce patents and other intellectual property rights and the expense of taking such actions;

•	the ability to market, commercialize and achieve market acceptance for FMX101, FMX103 or any other product candidate that we may develop in the future; and

•	our ability to identify, evaluate, acquire or obtain licenses for intellectual property, if needed, to facilitate the commercialization of our products and technologies.

A change in the outcome of any of these variables with respect to the development of FMX101, FMX103 or our other product candidates could result in a significant change in the costs and timing associated with their development. For example, if the FDA or foreign regulatory authority were to require us to conduct preclinical studies and clinical trials beyond those which we currently anticipate for the completion of clinical development of our product candidates, or if we experience significant delays in enrollment in any clinical trials, we could be required to expend significant additional time and financial resources on the completion of the clinical development.

Research and development expenses consist primarily of:

•	employee-related expenses, including salaries, benefits and related expenses, including share-based compensation expenses;

•	expenses incurred under agreements with third parties, including subcontractors, suppliers and consultants that conduct regulatory activities, clinical trials and preclinical studies;

•	expenses incurred to acquire, develop and manufacture clinical trial materials;

•	facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance, and other operating costs; and

•	other costs associated with preclinical and clinical activities and regulatory operations.

We have managed to finance our research and development operations and expenses without the aid of government grants, other than a loan in the amount of approximately $450,000 received from the Israel-U.S. Bi-national Industrial Research and Development Foundation, or BIRD, in 2008, which was fully repaid in 2016. Accordingly, we are not subject to the provisions of the Law for Encouragement of Research and Development in the Industry, 5744-1984, nor to any directives issued by the Israel Innovation Authority, previously known as the Office of the Chief Scientist of the Ministry of the Economy.

Selling, general and administrative expenses

Our selling, general and administrative expenses consist principally of:

•	employee-related expenses, including salaries, benefits and related expenses, including share-based compensation expenses;

•
costs associated with market research and business development activities in preparation for future marketing and sales, including activities intended to select the most promising product candidates for further development and commercialization;

•	legal and professional fees for auditors and other consulting expenses not related to research and development activities or to market research or business development activities;

•	cost of office space, communication and office expenses;

•	information technology expenses;

•	depreciation of tangible fixed assets related to our general and administrative activities or to our market research and business development activities; and

•	costs associated with filing, prosecuting, obtaining and maintaining patents and other intellectual property.

As part of our growth strategy, we have begun building up our dedicated U.S. marketing and business development team and infrastructure, and we intend to further increase such U.S. infrastructure, as well as expand our marketing effort to new markets. We therefore expect selling and marketing expenses to increase in absolute terms as a percentage of our revenues. Our total selling, general and administrative expenses for the three-month periods ended March 31, 2018 and 2017 were approximately $3.8 and $2.8 million, respectively.

Financial Income

Financial income consists primarily of gains from interest earned from our bank deposits and financial income on our marketable securities.

Taxes on Income

The standard corporate tax rate in Israel during the year 2018 is 23%, a decrease compared to the 24% tax rate during 2017.

We have yet to generate taxable income in Israel, as we have historically incurred operating losses resulting in carry forward tax losses totaling approximately $88.6 million as of December 31, 2017. We anticipate that we will be able to carry forward these tax losses to future tax years. Accordingly, we do not expect to pay taxes in Israel until we have taxable income after the full utilization of our carry-forward tax losses. We provided a full valuation allowance with respect to the deferred tax assets related to these carry-forward losses.

During the three-month periods ended March 31, 2018 and 2017 we incurred tax expenses of $330,000 and $71,000, respectively, in our U.S. subsidiary, Foamix Pharmaceuticals Inc.

Comparison of the Three-Month Periods Ended March 31, 2018 and 2017

Revenues

Our total revenues decreased by $21,000, or 2.3%, from $927,000 in the three months ended March 31, 2017 to $906,000 in the three months ended March 31, 2018. The decrease is mainly due to a decrease in royalty payments in the amount of $83,000 from Bayer for sales of Finacea.

Cost of revenues

There was no cost of revenues for the three-month periods ended March 31, 2018 and 2017, as revenues consist almost entirely from royalties, which bear no related cost of revenue.

Research and development expenses

Our research and development expenses for the three months ended March 31, 2018 were $22.8 million, representing an increase of $10.1 million, or 79.5%, compared to $12.7 million for the three months ended March 31, 2017. The increase in research and development expenses resulted primarily from an increase of $9.1 million in costs relating predominantly to FMX101 and FMX103 clinical trials and an increase of $634,000 in payroll and payroll-related expenses (including share based compensation) primarily due to change in measurement of share based compensation expenses of a consultant and increase in headcount and salary raises.

Selling, general and administrative expenses

Our general and administrative expenses for the three months ended March 31, 2018 were $3.8 million, representing an increase of $1.0 million, or 35.7%, compared to $2.8 million for the three months ended March 31, 2017. The increase in selling, general and administrative expenses resulted primarily from an increase in payroll and other payroll-related expenses (including share based compensation) mostly due to an increase in headcount, salary raises and accounting modification relating to share based compensation of a consultant.

Operating loss

As a result of the foregoing, our operating loss for the three months ended March 31, 2018 was $25.7 million, compared to an operating loss of $14.6 million for the three months ended March 31, 2017, an increase of $11.1 million, or 76%.

Finance income

In the three-month periods ended March 31, 2018 and 2017, our financial income included mostly gains from marketable securities and interest earned on our bank deposits.

The finance expenses (income) by cash and non-cash components are as follows:

	Three months ended March 31,
	2018	2017
	(in thousands of U.S. dollars)
Interest on bank deposits	$(57)	$(176)
Gain from marketable securities, net	(106)	(143)
Total income	(163)	(319)
Less:
Other expenses	3	3
Non-cash foreign exchange loss, net	87	59
Total expenses	90	62
Finance income, net	$(73)	$(257)

Taxes on income

During the three-month periods ended March 31, 2018 and 2017 we did not generate taxable income in Israel. However, we had incurred tax expenses in our U.S. subsidiary, Foamix Pharmaceuticals Inc., in the amount of $330,000 and $71,000 for the three-month periods ended March 31, 2018 and 2017, respectively. The increase in tax expenses resulted from an increase in operations of Foamix Pharmaceuticals Inc.

Net Loss

As a result of the foregoing, our loss for the three months ended March 31, 2018 was $26.0 million, compared to $14.4 million for the three months ended March 31, 2017, an increase of $11.6 million, or 80.6%.

Liquidity

Since our inception, we have incurred losses from operations and negative cash flows from our operations. For the three months ended March 31, 2018 we incurred a net loss of $26.0 million, which included $23.2 million used for operating activities. For the three months ended March 31, 2017 we incurred a net loss of $14.4 million, which included $12.1 million used for operating activities.

As of March 31, 2018 and March 31, 2017 we had a working capital surplus of $38.4 million and $98.2 million, respectively, and an accumulated deficit of $167.2 million and $90.0 million, respectively. Our principal source of liquidity as of March 31, 2018 consisted of cash and investments of $53.1 million.

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

In April 2015, we completed a follow-on offering in which we sold 7,419,353 ordinary shares, including the exercise of an underwriter option, for $9.30 per share, raising total net proceeds, after expenses, of approximately $64.2 million.

On September 30, 2016 we completed another follow-on offering under a shelf registration statement, which we filed on Form F-3/A and which became effective on September 23, 2016, in which we sold 5,700,000 ordinary shares for $9.50 per share, raising net proceeds, after expenses and underwriter commissions, of approximately $50.4 million. An additional 300,000 ordinary shares were sold by certain selling shareholders. In October 2016 the underwriters partially exercised the option granted to them in the underwriting agreement and purchased an additional 411,959 ordinary shares at a price of $9.50 per share. The proceeds from the exercise of the option, net of expenses and underwriter commissions, were approximately $3.7 million, bringing the total net proceeds from the offering to approximately $54.1 million.

On April 13, 2018 we entered into a Securities Purchase Agreement with OrbiMed Partners Master Fund Limited, or OrbiMed, pursuant to which we agreed to issue and sell, in a registered offering by the Company, an aggregate of 2,940,000 ordinary shares, par value NIS 0.16 per share, at a purchase price equivalent to $5.50 per share, representing a premium to the Company’s ordinary shares’ last closing price, for aggregate gross proceeds of approximately $16.2 million, before deducting offering expenses. The closing of the issuance and sale of these securities took place on April 16, 2018, pursuant to our shelf registration statement on Form S-3, which was filed with the SEC on April 2, 2018 and became effective on April 12, 2018.

We anticipate that with our existing cash and investments we will be able to fund our operating expenses and capital expenditure requirements for the third Phase III clinical trial for FMX101 and NDA filling, which we expect to submit by the end of 2018, and for the two Phase III clinical trials for FMX103, which we expect to complete by the end of the third quarter of 2019.

Foamix Pharmaceuticals Inc., our wholly-owned subsidiary, was incorporated on May 6, 2014 under the laws of the State of Delaware, with the intent to serve as our marketing and sales arm in the U.S. As a result, we do not expect our subsidiary to distribute any dividends or extend any loans or advances to us in the foreseeable future.

Capital Resources

Overview

To date, we have financed our operations through private and public placements of our ordinary shares, convertible loans and through fees, cost reimbursements and royalties received from our licensees.

From inception through March 31, 2018, we have received net cash proceeds of approximately $187.7 million from the issuance of ordinary shares, preferred shares, exercise of options and warrants and from convertible loans.

Cash flows

The following table summarizes our statement of cash flows for the three-month periods ended March 31, 2018 and 2017:

	Three months ended March 31,
	2018	2017
	(in thousands of U.S. dollars)
Net cash (used in) / provided by:
Operating activities	$(23,193)	$(12,053)
Investing activities	20,008	6,873
Financing activities	-	129

Net cash used in operating activities

The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and measurements and changes in components of working capital. Adjustments to net income for non-cash items mainly include depreciation and amortization and share-based compensation.

Net cash used in operating activities was $23.2 million in the three months ended March 31, 2018, compared to $12.1 million in the three months ended March 31, 2017. The increase was attributable primarily to the increase in activity related mostly to clinical trials and payroll expenses.

Net cash provided by investing activities

The use of cash in investing activities has been primarily related to purchase of marketable securities and investment in bank deposits. Net cash provided by investing activities was $20.0 million in the three months ended March 31, 2018, compared to net cash provided by investing activities of $6.9 million in the three months ended March 31, 2017. The change in investing activities was attributable primarily to an increase in proceeds from the sale and maturity of marketable securities and bank deposits, and the decrease in cash invested.

Net cash provided by financing activities

There was no cash provided by financing activities in the three months ended March 31, 2018, compared to $129,000 in the three months ended March 31, 2017.

Cash and funding sources

The table below summarizes our main sources of financing for the three-month periods ended March 31, 2018 and 2017:

	Proceeds from our public offerings(1)	Proceeds from issuance of ordinary shares	Payments from licensees	Total
	(in thousands of U.S. dollars)
Three months ended March 31, 2018	-	-	989,000	989,000
Three months ended March 31, 2017	-	137,000	1,750,000	1,887,000
___________________________
(1)          Net of issuance costs.

Our sources of financing in the three months ended March 31, 2018 totaled $989,000 and consisted of payments from licensees.

Our sources of financing in the three months ended March 31, 2017 totaled $1.9 million and consisted primarily of payments from licensees.

We have no ongoing material financial commitments (such as lines of credit) that may affect our liquidity over the next five years.

Funding requirements

We believe, based on our current business plan, that our existing cash and investments will enable us to fund our operating expenses and capital expenditure requirements throughout the completion of our third pivotal Phase III clinical trial for our lead product candidate FMX101 and our two pivotal Phase III clinical trials for FMX103, the first of which we expect to complete by the end of 2018 and the other two by the end of the third quarter of 2019, and the full development and submission of an NDA for FMX101. The full development and submission of an NDA for FMX103, as well as any future pipeline products, will require us to raise additional funds. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Our present and future funding requirements will depend on many factors, including, among other things:

•	the progress, timing and completion of preclinical testing and clinical trials for FMX101, FMX103 or any future pipeline product;

•
selling, marketing and patent-related activities undertaken in connection with the anticipated commercialization of FMX101, FMX103 and any other product candidates and costs involved in the development of an effective sales and marketing organization;

•
the time and costs involved in obtaining regulatory approval for FMX101, FMX103 and our other pipeline products and any delays we may encounter as a result of evolving regulatory requirements or adverse results with respect to any of these products;

•	the number of potential new products we identify and decide to develop;

•
the costs involved in filing and prosecuting patent applications and obtaining, maintaining and enforcing patents or defending against claims or infringements raised by third parties, and license royalties or other amounts we may be required to pay to obtain rights to third party intellectual property rights; and

•	the amount of revenues, if any, we may derive either directly or in the form of royalty payments from future sales of FMX101, FMX103 and any other pipeline product that is commercialized.

For more information as to the risks associated with our future funding needs, see “Item 1A—Risk Factors—Risks Related to Our Business and Industry—We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts” in our most recent Annual Report on Form 10-K/A.

Our capital expenditures for the three-month periods ended March 31, 2018 and 2017 amounted to $122,000 and $280,000, respectively. During the three months ended March 31, 2018, these expenditures were primarily related to laboratory equipment and leasehold improvements.

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any off-balance sheet arrangements.

Contractual Obligations

Our significant non-cancelable contractual obligations as of March 31, 2018 are summarized in the following table:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Other
	(in thousands of U.S. dollars)
Operating lease obligations(1)	$2,091	$857	$1,234	-	-	-
Liability for employee severance benefits(2)	$402	-	-	-	-	$402
Total	$2,493	$857	$1,234	-	-	$402

_________________________________________

(1)	Operating lease obligations consist of lease of our facilities and lease of vehicles.

(2)	The liability for employee severance benefits is considered long term. However, we cannot estimate the exact period in which such benefits will be paid.

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

While our significant accounting policies are more fully described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in “Item 8—Financial Statements and Supplementary Data” of our most recent Annual Report on Form 10-K/A, and also in Note 2, Significant Accounting Policies, in the condensed (unaudited) consolidated financial statements included in “Item 1—Condensed Consolidated Financial Statements” above, we believe that the following accounting policies are the most critical to assist shareholders and investors reading the consolidated financial statements in fully understanding and evaluating our financial condition and results of operations. These policies relate to the more significant areas involving management’s judgments and estimates and they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of the matters that are inherently uncertain.

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

Recently Issued Accounting Pronouncements

Certain recently issued accounting pronouncements are discussed in Note 2, Significant Accounting Policies, to the condensed consolidated financial statements included in “Item 1- Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss related to changes in market prices, including interest rates, foreign exchange rates and prices of financial instruments that may adversely impact our financial position, results of operations or cash flows. As of March 31, 2018 we did not have any financial instruments sensitive to market risk. We therefore have little exposure to market risks in the ordinary course of our operations, and such risks are primarily related to changes in foreign currency exchange rates and in interest rates.

Foreign Currency Exchange Risk

The U.S. dollar is our functional and reporting currency. Although a substantial portion of our expenses (mainly salaries and related costs) are denominated in Israeli shekels, accounting 13.0% and 27.5% of our expenses in the three-month periods ended March 31, 2018 and 2017, respectively, almost all our revenues were generated under agreements denominated in U.S. dollars and our proceeds from our public offerings, which are the main source of our financing, are denominated in U.S. dollars. Furthermore, while we anticipate that a portion of our expenses, principally salaries and related personnel expenses in Israel, will continue to be denominated in shekels, we expect to incur an increasing amount of expenses in U.S. dollars as we expand our operations in the U.S. We also have expenses, although to a much lesser extent, in other non-dollar currencies, in particular the Swiss Franc. Moreover, for the next few years we expect that the substantial majority of our revenues, if any, will be denominated in U.S. dollars from the sale of FMX101 and potentially other product candidates in the U.S. Having the substantial majority of our revenues denominated in U.S. dollars while having a substantial portion of our expenses denominated in Israeli shekels and other non-U.S. currencies exposes us to risk, associated with exchange rate fluctuations vis-à-vis the U.S. dollar. See “Item 1A—Risk Factors—Risks Related to Our Business and Industry—Exchange rate fluctuations between the U.S. dollar and the Israeli shekel may negatively affect our earnings” in our most recent Annual Report on Form 10-K/A.

A devaluation of the shekel in relation to the U.S. dollar has the effect of reducing the U.S. dollar amount of our expenses or payables that are payable in shekels, unless those expenses or payables are linked to the U.S. dollar. Conversely, any appreciation of the shekel in relation to the U.S. dollar has the effect of increasing the U.S. dollar value of our unlinked shekel expenses, which would have a negative impact on our profit margins. In the three months ended March 31, 2018, the value of the shekel depreciated in relation to the U.S. dollar by 1.4%, the effect of which was compounded by deflation in Israel at a rate of approximately 0.1%.  In the three months ended March 31, 2017, the value of the shekel appreciated in relation to the U.S. dollar by 5.5%, the effect of which was compounded by inflation in Israel at a rate of approximately 0.1%.

Because exchange rates between the U.S. dollar and the shekel (as well as between the U.S. dollar and other currencies) fluctuate continuously, such fluctuations have an impact on our results and period-to-period comparisons of our results. The effects of foreign currency re-measurements are reported in our statements of operations.

The following table presents information about the changes in the exchange rates of the shekel against the U.S. dollar:

Three month period ended March 31,	Shekel against the U.S. dollar
2018	(1.4)%
2017	5.5%

We will continue to monitor our exposure to currency fluctuations. Since February 2015 we engage in currency hedging activities in order to reduce our exposure to currency fluctuations. Instruments that are used to hedge future risks may include foreign currency forward contracts, swap contracts and options. These instruments may be used to selectively manage risks, but we may not be fully protected against material foreign currency fluctuations.

Inflation-Related Risks

We do not believe that the rate of inflation in Israel has had a material impact on our business to date. However, our costs in Israel will increase if inflation in Israel exceeds the devaluation of the shekel against the U.S. dollar, or if the timing of such devaluation lags behind inflation in Israel.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(b) and 15d-15(e) under the Exchange Act and regulations promulgated thereunder) as of March 31, 2018, or the Evaluation Date. Based on such evaluation, those officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be included in periodic filings under the Exchange Act and that such information is accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. Legal Proceedings

Legal Proceedings

Currently, we are not involved in any legal proceedings other than the complaints filed by Bayer and Foamix in the U.S. in January 2018 against affiliates of Teva and in February 2018 against affiliates of Perrigo, alleging patent infringement arising out of ANDA submissions seeking approval to manufacture and sell a generic version of Bayer’s Finacea® Foam prior to the expiry of patents licensed by Foamix to Bayer (see “Item 1A—Risk Factors—Risks Related to Our Intellectual Property—We have received notice letters of ANDAs submitted for drug products that are generic versions of Finacea® Foam and we are involved in lawsuits to protect or enforce our patents, which could be expensive, time consuming and unsuccessful” in our most recent Annual Report on Form 10-K/A). We consider such actions to be a part of the ordinary course of our business. We may become parties to additional litigation or other legal proceedings that we consider to be a part of the ordinary course of our business, and may also become involved in material legal proceedings.

ITEM 1A. Risk Factors

There have been no material changes from the risk factors disclosed in “Item 1A—Risk Factors” of our most recent Annual Report on Form 10-K/A.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

Not applicable.

ITEM 6. Exhibits

See the Exhibit Index immediately preceding the signature page of this Quarterly Report on Form 10-Q.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOAMIX PHARMACEUTICALS LTD.

By:	/s/ David Domzalski
David Domzalski
Chief Executive Officer

By:	/s/ Ilan Hadar
Ilan Hadar
Chief Financial Officer