Form 10-Q
period 2018-06-30
Foamix Pharmaceuticals Ltd.
filed 2018-08-08
CIK 1606645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

⌧ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes ☐          No ☒

The total number of shares outstanding of the registrant’s ordinary shares, par value NIS 0.16 per share, as of August 2, 2018, was 40,777,760.

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

PART I - FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

FOAMIX PHARMACEUTICALS LTD.

UNAUDITED CONDENSED CONSOLIDATED
 FINANCIAL STATEMENTS
AS OF JUNE 30, 2018

FOAMIX PHARMACEUTICALS LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except per share data)
(Unaudited)

	June 30, 2018	December 31, 2017
A s s e t s
CURRENT ASSETS:
Cash and cash equivalents	$11,702	$15,956
Restricted cash	250	250
Short term bank deposits	19,632	19,443
Investment in marketable securities (Note 4)	22,831	31,797
Restricted investment in marketable securities (Note 4)	275	290
Accounts receivable:
Trade	975	996
Other	491	772
TOTAL CURRENT ASSETS	56,156	69,504

NON-CURRENT ASSETS:
Investment in marketable securities (Note 4)	1,572	8,533
Restricted investment in marketable securities (Note 4)	136	143
Property and equipment, net	2,166	2,042
Other	44	32
TOTAL NON-CURRENT ASSETS	3,918	10,750

TOTAL ASSETS	$60,074	$80,254

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOAMIX PHARMACEUTICALS LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except per share data)
(Unaudited)

	June 30, 2018	December 31, 2017
Liabilities and shareholders’ equity
CURRENT LIABILITIES:
Accounts payable and accruals:
Trade	$12,357	$6,436
Deferred revenues	-	62
Other	2,729	3,730
TOTAL CURRENT LIABILITIES	15,086	10,228

LONG-TERM LIABILITIES:
Liability for employee severance benefits	377	437
Other liabilities	714	988
TOTAL LONG-TERM LIABILITIES	1,091	1,425
TOTAL LIABILITIES	16,177	11,653
COMMITMENTS (Note 6)
SHAREHOLDERS’ EQUITY:
Ordinary Shares, NIS 0.16 par value - authorized: 90,000,000 Ordinary Shares as of June 30, 2018 and December 31, 2017; issued and outstanding: 40,693,479 and 37,498,128 Ordinary Shares as of June 30, 2018 and December 31, 2017, respectively	1,721	1,576
Additional paid-in capital	228,154	208,364
Accumulated deficit	(185,851)	(141,281)
Accumulated other comprehensive loss	(127)	(58)
TOTAL SHAREHOLDERS’ EQUITY	43,897	68,601
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$60,074	$80,254

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOAMIX PHARMACEUTICALS LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except per share data)
(Unaudited)

	Six months ended June 30,		Three months ended June 30,
	2018	2017	2018	2017
REVENUES (Note 7)	$1,870	$1,725	$964	$798
OPERATING EXPENSES:
Research and development	39,667	26,615	16,842	13,940
Selling, general and administrative	6,710	6,273	2,909	3,451
TOTAL OPERATING EXPENSES	46,377	32,888	19,751	17,391
OPERATING LOSS	44,507	31,163	18,787	16,593
FINANCE INCOME, net	(352)	(544)	(279)	(287)
LOSS BEFORE INCOME TAX	44,155	30,619	18,508	16,306
INCOME TAX	450	152	120	81
NET LOSS FOR THE PERIOD	$44,605	$30,771	$18,628	$16,387

LOSS PER SHARE BASIC AND DILUTED	$1.15	$0.82	$0.46	$0.44

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING USED IN COMPUTATION OF BASIC AND DILUTED LOSS PER SHARE IN THOUSANDS	38,821	37,304	40,102	37,420

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOAMIX PHARMACEUTICALS LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(U.S. dollars in thousands)
(Unaudited)

	Six months ended June 30,		Three months ended June 30,
	2018	2017	2018	2017
NET LOSS
OTHER COMPREHENSIVE LOSS (INCOME):	$44,605	$30,771	$18,628	$16,387
Net unrealized gains from marketable securities	(10)	(42)	(25)	(36)
Losses on marketable securities reclassified into net loss	(2)	-	(1)	-
Net unrealized losses (gains) on derivative financial instruments	81	(104)	67	(29)
Gains (losses) on derivative financial instruments reclassified into net loss	(35)	88	(41)	48
TOTAL OTHER COMPREHENSIVE LOSS (INCOME)	34	(58)	-	(17)
TOTAL COMPREHENSIVE LOSS	$44,639	$30,713	$18,628	$16,370

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOAMIX PHARMACEUTICALS LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)
(Unaudited)

	Six months ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$44,605		$30,771
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	166		91
Loss from disposal of fixed assets	37		105
Changes in marketable securities and bank deposits, net	133		132
Changes in accrued liability for employee severance benefits, net of retirement fund profit	(59)		54
Share-based compensation	2,954		1,487
Non-cash finance expenses (income), net	24		(62)
Changes in operating asset and liabilities:
Decrease in trade and other receivables	291		2,369
Increase in other non-current assets	(13)		-
Increase in accounts payable and accruals	4,550		5,812
Net cash used in operating activities	(36,522)		(20,783)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(328)		(774)
Investment in bank deposits	(27,500)		(8,000)
Investment in marketable securities	(1,012)		(2,913)
Proceeds from sale and maturity of marketable securities and bank deposits	44,151		46,922
Net cash provided by investing activities	15,311		35,235
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options	10		145
Proceeds from exercise of warrants	840		-
Proceeds from issuance of shares, net of $39 issuance costs	16,131		-
Payments in respect of bank borrowings	-		(16)
Net cash provided by financing activities	16,981		129
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(4,230)		14,581
EFFECT OF EXCHANGE RATE ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(24)		56
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF THE PERIOD	16,206		31,440
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF THE PERIOD	$11,952		$46,077
Cash and cash equivalents	11,702		45,827
Restricted cash	250		250
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH SHOWN IN STATEMENT OF CASH FLOWS	$11,952		$46,077
SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS
Property and equipment purchases included in accounts payable and accruals	$-		$8
Cashless exercise of warrants and RSUs	$4		$9
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes	$454		$337
Interest received	$505		$728
Interest paid	$-	$	*-

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

 Since incorporation through June 30, 2018, Foamix and its subsidiary (hereinafter “the Company”) incurred losses and negative cash flows from operations mainly attributable to its development efforts and has an accumulated deficit of $185,851. The Company has financed its operations mainly through the issuance of shares through private and public financing rounds, convertible loans and payments received under development and licensing agreements. The Company's cash and investments as of the issuance date of these financial statements, will allow the Company to fund its operating plan through at least the next 12 months. However, the Company expects to continue to incur significant research and development and other expenses related to its ongoing operations and in order to continue its future operations, the Company will need to obtain additional funding until becoming profitable. If the Company is unable to obtain such funding it will need to curtail or cease operations.

b.	Basis of presentation

The unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of June 30, 2018, the consolidated results of operations and comprehensive loss for the six and three-month periods ended June 30, 2018 and 2017 and cash flows for the six-month periods ended June 30, 2018 and 2017.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual financial statements for the year ended December 31, 2017. The condensed consolidated balance sheet data as of June 30, 2018 was derived from the audited consolidated financial statements for the year ended December 31, 2017, included in Form 10K/A, but does not include all disclosures required by U.S. GAAP for annual financial statements.

The results for the six and three-month periods ended June 30, 2018 are not necessarily indicative of the results expected for the year ending December 31, 2018.

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

The following share options, restricted share units (“RSUs”) and warrants were excluded from the calculation of diluted net loss per ordinary share because their effect would have been anti-dilutive for the periods presented (share data):

	Six and three months ended June 30,
	2018	2017
Outstanding share options and RSUs	4,911,985	3,382,102
Warrants	-	1,394,558

d.	Newly issued and recently adopted accounting pronouncements:

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

2)          In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10), which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The amended guidance requires changes in the fair value of equity investments to be recognized through net income, rather than other comprehensive income. Adoption of the standard will be applied through a cumulative one-time adjustment to retained earnings. This standard was adopted on January 1, 2018 and its accumulative adjustment had no material impact on the Company’s consolidated financial statements. In addition, in February 2018, the FASB issued ASU No. 2018-03 which includes technical corrections and improvements to clarify the guidance in ASU No. 2016-01. This standard, adopted as of January 1, 2018, had no material impact on the Company’s consolidated financial statements.

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

4)          In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740), to insert the Securities and Exchange Commission's interpretive guidance from Staff Accounting Bulletin No. 118 into the income tax accounting codification under U.S. GAAP. The ASU permits companies to use provisional amounts for certain income tax effects of the Tax Act during a one-year measurement period. The provisional accounting impacts for the Company may change in future reporting periods until the accounting analysis is finalized, however the Company anticipates that the adoption of the new standard will not have material effect on its consolidated financial statements.

Accounting pronouncements that are not yet effective and have not been early adopted by the Company:

5)          In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. Subsequently, the FASB issued ASU No. 2017-13, in September 2017 and ASU No. 2018-01, in January 2018, which amends and clarifies ASU 2016-02. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2018. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. The Company is currently reviewing its lease contracts and began analyzing the standard and identify potential differences and changes which would result from applying the requirements of the new standard. The Company currently anticipates that the adoption will result an increase in assets and liabilities on our consolidated balance sheet and will not have a material impact on our consolidated statement of operation or consolidated statement of cash flows.

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

8)          In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging – Targeted Improvements to Accounting for Hedging Activities. This new standard aims to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. The updated standard will be effective for interim and annual reporting periods beginning after December 15, 2018 and must be applied using a modified retrospective approach; however, early adoption of the ASU is permitted. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

9)          In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718) Improvements to Nonemployee Share-based Payments. This ASU was issued to simplify the accounting for share-based transactions by expanding the scope of Topic 718 from only being applicable to share-based payments to employees to also include share-based payment transactions for acquiring goods and services from nonemployees. As a result, nonemployee share-based transactions will be measured by estimating the fair value of the equity instruments at the grant date, taking into consideration the probability of satisfying performance conditions. This ASU is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements, although the impact is currently expected to be immaterial.

NOTE 3 - FAIR VALUE PRESENTATION

The Company’s assets and liabilities that are measured at fair value as of June 30, 2018 and December 31, 2017 are classified in the tables below in one of the three categories described in note 2b above:

	June 30, 2018
	Level 1	Level 2	Total
Marketable securities	$971	$23,843	$24,814
Currency options designated as hedging instruments (current liabilities)	-	$(35)	$(35)

	December 31, 2017
	Level 1	Level 2	Total
Marketable securities	$987	$39,776	$40,763
Currency options designated as hedging instruments (current assets)	-	$11	$11

The Company’s corporate debt securities are traded in markets that are not considered to be active, but are valued based on quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Accordingly, these assets are categorized as Level 2.

Foreign exchange risk management

The Company purchases and writes non-functional currency options in order to hedge the currency exposure on the Company’s cash flow. The currency hedged items are denominated in New Israeli Shekels (NIS). The purchasing and writing of options is part of a comprehensive currency hedging strategy with respect to salary and rent expenses denominated in NIS. These transactions are at zero cost for periods of up to one year. The counterparties to the derivatives are major banks in Israel. As of June 30, 2018, the total hedged amount was NIS 11.2 million.

The derivative liability, in the amount of $35 as of June 30, 2018, qualifies as hedge accounting.

As of June 30, 2018, the Company has a lien in the amount of $275 on the Company’s marketable securities and a lien in the amount $250 on the Company’s checking account, in respect of bank guarantees granted in order to secure the hedging transactions.

NOTE 4 - MARKETABLE SECURITIES

Marketable securities as of June 30, 2018, and December 31, 2017 consist mainly of debt and equity securities. The debt securities are classified as available-for-sale and are recorded at fair value. Changes in fair value, net of taxes (if applicable), are reflected in other comprehensive loss. Realized gains and losses on sales of the securities, as well as premium or discount amortization, are included in the consolidated statement of operations as finance income or expenses.

As of January 1, 2018, following the adoption of ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10), equity securities with readily determinable fair value are measured at fair value. The changes in the fair value of equity investments are recognized through net income. Adoption of the standard was applied through a cumulative one-time adjustment to the accumulated deficit.

The following table sets forth the Company’s marketable securities:

	June 30, 2018	December 31, 2017
Israeli mutual funds	$971	$987
Certificates of deposit	8,279	17,206
Government and agency bonds	15,564	22,570
Total	$24,814	$40,763

As of June 30, 2018 and December 31, 2017 the fair value, cost and gross unrealized holding gains and losses of the debt securities owned by the Company were as follows:

	June 30, 2018
	Fair value	Cost or amortized cost	Gross unrealized holding losses	Gross unrealized holding gains
Certificates of deposit	$8,279	$8,314	$35	$-
Government and agency bonds	15,564	15,621	57	-
Total	$23,843	$23,935	$92	$-

	December 31, 2017
	Fair value	Cost or amortized cost	Gross unrealized holding losses	Gross unrealized holding gains
Certificates of deposit	$17,206	$17,243	$38	$1
Government and agency bonds	22,570	22,638	68	-
Total	$39,776	$39,881	$106	$1

As of June 30, 2018, the unrealized losses attributed to the Company’s debt marketable securities were primarily due to credit spreads and interest rate movements. The Company has considered factors regarding other than temporary impaired securities and determined that there are no securities with impairment that is other than temporary as of June 30, 2018 and December 31, 2017.

As of June 30, 2018, and December 31, 2017 the Company’s debt securities had the following maturity dates:

	Market Value
	June 30, 2018	December 31, 2017
Due within one year	$22,271	$31,244
1 to 2 years	1,572	8,380
2 to 3 years	-	152
Total	$23,843	$39,776

During the six months ended June 30, 2018 and June 30, 2017 the Company received proceeds of $16,944 and $21,922 upon sale and maturity of marketable securities.

$411 and $433 of the Company’s marketable securities were restricted as of June 30, 2018, and December 31, 2017, respectively, due to a lien in respect of bank guarantees granted to secure hedging transaction and the Company’s rent agreement. For more information refer to notes 3 and 6.

NOTE 5 - SHARE CAPITAL:

a. Securities Purchase Agreement

      On April 13, 2018, the Company entered into a Securities Purchase Agreement with an existing investor pursuant to which the Company agreed to issue and sell, in a registered offering, an aggregate of 2,940,000 Ordinary Shares at a purchase price of $5.50 per share. The net proceeds from the offering were $16,131 after deducting transaction expenses.

b. Warrants

  During the six months ended June 30, 2018, 1,394,558 warrants were exercised into 178,468 ordinary shares. As of June 30, 2018, there are no warrants outstanding. As of June 30, 2017, the total amount of warrants outstanding was 1,394,558.

c. Share-based compensation

In May 2015, the Company’s board of directors approved a new option plan (the “Plan”) replacing the previous plan approved in 2009. The Plan included a pool of 2,690,694 ordinary shares for grant to Company employees, consultants, directors and other service providers. During the years ended December 31, 2016 and December 31, 2017, the Board of Directors approved an accumulated increase of 2,900,000 ordinary shares to the plan. As of June 30, 2018, 1,317,322 shares remain available for grant under the Plan.

In the six months ended June 30, 2018 and 2017, the Company granted options to employees, directors and non-employees as follows:

	Six months ended June 30, 2018
	Award amount	Exercise price range	Vesting period	Expiration
Employees:
Options	571,530	$5.06-$6.40	4 years	10 years
RSUs	126,844	-	4 years	-
Directors:
Options	174,373	$5.02-$5.06	1 years	10 years
RSUs	14,829	-	3 years	-

	Six months ended June 30, 2017
	Award amount	Exercise price range	Vesting period	Expiration
Employees:
Options	578,133	$10.218-$10.31	4 years	10 years
RSUs	192,713	-	4 years	-

The fair value of options and RSUs granted to employees and directors during the six months ended June 30, 2018 and June 30, 2017 was $3,287 and $5,229 respectively.

The fair value of RSUs granted to employees is based on the share price on grant date.

The fair value of options granted to employees and directors on the date of grant was computed using the Black-Scholes model. The underlying data used for computing the fair value of the options are as follows:

	Six months ended June 30
	2018	2017
Value of ordinary share	$5.12-$5.99	$10.12
Dividend yield	0%	0%
Expected volatility	62.1%-62.6%	59.7%
Risk-free interest rate	2.75%-2.84%	2.09%
Expected term	6 years	6 years

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

The following table illustrates the effect of share-based compensation on the statements of operations:

	Six months ended June 30,		Three months ended June 30,
	2018	2017	2018	2017
Research and development expenses	$1,303	$575	$412	$155
Selling, general and administrative	1,651	912	788	566
Total	$2,954	$1,487	$1,200	$721

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

Operating lease expenses for the three and six months ended June 30, 2018 and June 30, 2017, are as follows:

	Six months ended June 30,		Three months ended June 30,
	2018	2017	2018	2017
Rental expenses	$390	$277	$195	$168
Vehicles lease expenses	$50	$-	$28	$-

Future minimum lease commitments under non-cancelable operating lease agreements are as follows:

2018	$404
2019	699
2020 and thereafter	651
Total	$1,754

The Company has a lien in the amount of $136 on the Company’s marketable securities in respect of bank guarantees granted in order to secure the lease agreements.

NOTE 7 - ENTITY-WIDE DISCLOSURE:

a.	Net revenues by geographic area were as follows:

	Six months ended June 30,		Three months ended June 30,
	2018	2017	2018	2017
United States	$62	$-	$-	$-
Germany	1,808	1,725	964	798
Total revenues	$1,870	$1,725	$964	$798

b.	Customers exceeding 10% of revenues:

During the three and six months ended June 30, 2018 and June 30, 2017 the Company had one customer exceeding over 10% of total revenues. Revenues from the customer were $1,808 and $1,725 during the six months ending June 30, 2018 and June 30, 2017, respectively. Revenues from the customer were $964 and $798 during the three months ending June 30, 2018 and June 30, 2017, respectively.

c.	Net revenues by type of payment:

	Six months ended June 30,		Three months ended June 30,
	2018	2017	2018	2017
Development service payments	$62	$-	$-	$-
Royalties	1,808	1,725	964	798
Total revenues	$1,870	$1,725	$964	$798

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

Company Overview

We are a clinical-stage specialty pharmaceutical company focused on developing and commercializing our proprietary minocycline foam for the treatment of acne, rosacea and other skin conditions. Our lead product candidates, FMX101 (4% minocycline foam) for moderate-to-severe acne and FMX103 (1.5% minocycline foam) for treatment of moderate-to-severe papulopustular rosacea, are novel topical foam formulations of the antibiotic minocycline. Based on the results demonstrated in our Phase II and Phase III clinical trials for FMX101 and our Phase II clinical trial for FMX103, we believe these product candidates have the potential to provide a fast, effective and well-tolerated treatment for their respective indications, which are currently underserved and commonly treated by oral prescription products such as oral minocycline, oral doxycycline and various other non-foam topical therapies.

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

We are also investing significant efforts and resources to advance our two pivotal Phase III clinical trials in the U.S. for FMX103, minocycline foam for moderate-to-severe papulopustular rosacea, after our Phase II clinical trial for FMX103 demonstrated clinically and statistically significant results in all primary and secondary endpoints. We announced the enrollment of the first patient in our Phase III trials on June 12, 2017. On June 27, 2018, the final patient had been enrolled and dosed in the two Phase III studies (FX2017-11 and 12) investigating FMX103, the Company’s minocycline foam 1.5%, in patients with rosacea. We expect to have top-line results from the blinded stage of both trials in the beginning of the fourth quarter of 2018, and to complete the trials, including a long-term safety extension study, in 2019.

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

We selected Premier Research International LLC, or Premier Research, as our clinical research organization, or CRO, for execution of our ongoing Phase III clinical trials -- our third Phase III clinical trial for FMX101 in acne and our two Phase III clinical trials for FMX103 in rosacea, as well as for the safety extension study. Our CRO for our previous two Phase III clinical trials for FMX101 in moderate-to-severe acne were executed by Novella Clinical LLC, or Novella. All of our Phase III trials were held in the U.S. Both Premier Research and Novella have significant experience in the execution of global clinical trial programs and are recognized leaders in clinical trial programs within the field of dermatology.

Besides our in-house development projects, we have entered into development and license agreements relating to our technology with various pharmaceutical companies such as Bayer HealthCare AG, Mylan N.V. and Actavis Laboratories. Our total revenues from these development and license agreements, since our inception through June 30, 2018, amounted to approximately $30.0 million. The collaboration with Bayer HealthCare AG, or Bayer, in particular, has led to the development and commercialization of Finacea® Foam (azelaic acid 15%), or Finacea, a prescription foam product for the treatment of rosacea, which uses one of our proprietary foam technology platforms. Bayer began selling Finacea in the U.S. in the third quarter of 2015, and since its commercial launch through June 30, 2018 we received (or became entitled to receive) a total of $8.5 million in royalties for this product. As further discussed below, we received notifications from third party pharmaceutical companies that they had filed abbreviated new drug applications with the FDA, seeking approval for generic versions of Finacea prior to the expiry of certain patents licensed by Foamix to Bayer. In January and February of this year we and Bayer initiated legal action against such third parties. We are committed to defending our intellectual property rights globally, including patents we have licensed to other pharmaceutical companies as part of our collaboration efforts. Our FMX101 and FMX103 products are based on a different foam technology platform and different patents than those listed in the Orange Book for Finacea.

To date, we have not yet submitted any product candidates for approval by regulatory authorities and we do not currently have rights to any products that have been approved for marketing in any territory. We have financed our operations primarily through private and public placements of our shares, convertible loans and from development and licensing collaborations. We have incurred significant losses since our inception in 2003. Our accumulated deficit at June 30, 2018 was $185.9 million and our net loss for the six and three months ended June 30, 2018 was $44.6 million and $18.6 million respectively. A substantial amount of our net losses resulted from costs incurred in connection with our research and development programs and clinical trials and from general and administrative costs associated with our operations. The net losses and negative operating cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our shareholders’ equity and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate offsetting revenue, if any. We expect to continue to incur significant expenses and operating losses for the foreseeable future.

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

On April 13, 2018 we entered into a Securities Purchase Agreement with OrbiMed Partners Master Fund Limited, or OrbiMed, pursuant to which we agreed to issue and sell, in a registered offering by the Company, an aggregate of 2,940,000 ordinary shares, par value NIS 0.16 per share, at a purchase price equivalent to $5.50 per share, representing a premium to the Company’s ordinary shares’ last closing share price, for aggregate net proceeds of approximately $16.1 million, after deducting offering expenses. The closing of the issuance and sale of these securities took place on April 16, 2018, pursuant to our shelf registration statement on Form S-3, which we filed with the SEC on April 2, 2018 and which became effective on April 12, 2018.

On May 7, 2018 we announced the enrollment of the last patient in our third pivotal Phase III clinical study for FMX101 (Study FMX2017-22) for the treatment of moderate-to-severe acne.

On June 27, 2018, we announced the final patient had been enrolled in the two Phase III studies for FMX103 (Studies FX2017-11 and 12) for the treatment of moderate-to-severe papulopustular rosacea.

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

As of June 30, 2018, we generated cumulative revenues of approximately $30.0 million under development and license agreements, of which approximately $18.4 million were development service payments, approximately $3.1 million were contingent payments and $8.5 million were royalty payments. The royalties were paid in relation to Finacea, the prescription foam product that we developed in collaboration with Bayer. In the six and three months ended June 30, 2018 we received (or became entitled to receive) royalty payments in an amount of $1.8 million and $964,000, respectively. We may become entitled to additional contingent payments, subject to achievement of the applicable clinical results by our other licensees. In light of the current phase of development under these agreements, we do not expect to receive significant payments in the near term, if at all.

Cost of Revenues

There was no cost of revenues for the six and three month periods ended June 30, 2018 and 2017, as revenues consist almost entirely from royalties, which do not bear related cost of revenue. We do not expect substantial changes in cost of revenue unless and until we obtain regulatory approval for our lead product candidates and begin serial production of such products, whether internally or through third party manufacturers, at which point we expect our cost of revenues to grow along with the growth of our sales and inventory needs.

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

Our research and development expenses relate primarily to the development of FMX101 and FMX103. From January 1, 2007 until June 30, 2018, we cumulatively spent approximately $144.5 million on research and development of FMX101, FMX103 and our other product candidates. Our total research and development expenses for the three-month periods ended June 30, 2018 and 2017 were approximately $16.8 million and $13.9 million, respectively, and for the six-month periods ended June 30, 2018 and 2017 were approximately $39.7 and $26.6 million, respectively. We charge all research and development expenses to operations as they are incurred. We expect research and development expenses to increase in the near term due to the ongoing Phase III clinical trials for FMX101 and FMX103.

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

As part of our growth strategy, we have begun building up our dedicated U.S. marketing and business development team and infrastructure, and we intend to further increase such U.S. infrastructure, as well as expand our marketing effort to new markets. We therefore expect selling and marketing expenses to increase in absolute terms as a percentage of our revenues. Our total selling, general and administrative expenses for the three-month periods ended June 30, 2018 and 2017 were approximately $2.9 million and $3.5 million, respectively, and for the six-month periods ended June 30, 2018 and 2017 were approximately $6.7 million and $6.3 million, respectively.

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

During the three-month periods ended June 30, 2018 and 2017 we incurred tax expenses of $120,000 and $81,000, respectively, in our U.S. subsidiary, Foamix Pharmaceuticals Inc., and during the six-month periods ended June 30, 2018 and 2017 we incurred tax expenses of $450,000 and $152,000, respectively.

Comparison of the Three-Month Periods Ended June 30, 2018 and 2017

Revenues

Our total revenues increased by $166,000, or 20.8%, from $798,000 in the three months ended June 30, 2017 to $964,000 in the three months ended June 30, 2018. The increase is due to an increase in royalty payments from Bayer for sales of Finacea.

Cost of revenues

There was no cost of revenues for the three-month periods ended June 30, 2018 and 2017, as revenues consist entirely from royalties, which bear no related cost of revenue.

Research and development expenses

Our research and development expenses for the three months ended June 30, 2018 were $16.8 million, representing an increase of $2.9 million, or 20.9%, compared to $13.9 million for the three months ended June 30, 2017. The increase in research and development expenses resulted primarily from an increase of $3.0 million in costs relating predominantly to FMX101 and FMX103 clinical trials, an increase of $688,000 in payroll and payroll-related expenses including share-based compensation primarily due to an increase in headcount and salary raises, off-set by a decrease of $1.0 million in compensation to one of the company’s co-founders in the second quarter of 2017.

Selling, general and administrative expenses

Our general and administrative expenses for the three months ended June 30, 2018 were $2.9 million, representing a decrease of $542,000, or 15.5%, compared to $3.5 million for the three months ended June 30, 2017. The decrease in selling, general and administrative expenses resulted primarily from a decrease of $1.2 million in compensation to one of the company’s co-founders in the second quarter of 2017, off-set by an increase of $280,000 in payroll and other payroll-related expenses including share-based compensation mostly due to an increase in headcount and salary raises, an increase of $360,000 in advisory and professional fees and an increase of $150,000 in rent, maintenance and office expenses.

Operating loss

As a result of the foregoing, our operating loss for the three months ended June 30, 2018 was $18.8 million, compared to an operating loss of $16.6 million for the three months ended June 30, 2017, an increase of $2.2 million, or 13.3%.

Finance income

In the three-month periods ended June 30, 2018 and 2017, our financial income included mostly gains from marketable securities and interest earned on our bank deposits.

The finance expenses (income) by cash and non-cash components are as follows:

	Three months ended June 30,
	2018	2017
	(in thousands of U.S. dollars)
Interest on bank deposits	$(97)	$(149)
Gain from marketable securities, net	(113)	(142)
Non-cash foreign exchange gain, net	(75)	(3)
Total income	(285)	(294)
Less:
Other expenses	6	7
Total expenses	6	7
Finance income, net	$(279)	$(287)

Taxes on income

During the three-month periods ended June 30, 2018 and 2017 we did not generate taxable income in Israel. However, we had incurred tax expenses in our U.S. subsidiary, Foamix Pharmaceuticals Inc., in the amount of $120,000 and $81,000 for the three-month periods ended June 30, 2018 and 2017, respectively. The increase in tax expenses resulted mainly from an increase in operations of Foamix Pharmaceuticals Inc.

Net Loss

As a result of the foregoing, our loss for the three months ended June 30, 2018 was $18.6 million, compared to $16.4 million for the three months ended June 30, 2017, an increase of $2.2 million, or 13.4%.

Comparison of the Six-Month Periods Ended June 30, 2018 and 2017

Revenues

Our total revenues increased by $145,000, or 8.4%, from $1.72 million in the six months ended June 30, 2017 to $1.87 million in the six months ended June 30, 2018. The increase is mainly due to an increase in royalty payments in the amount of $83,000 from Bayer for sales of Finacea.

Cost of revenues

There was no cost of revenues for the six-month periods ended June 30, 2018 and 2017, as revenues consist almost entirely from royalties, which bear no related cost of revenue.

Research and development expenses

Our research and development expenses for the six months ended June 30, 2018 were $39.7 million, representing an increase of $13.1 million, or 49.2%, compared to $26.6 million for the six months ended June 30, 2017. The increase in research and development expenses resulted primarily from an increase of $12.2 million in costs relating predominantly to FMX101 and FMX103 clinical trials and an increase of $1.5 million in payroll and payroll-related expenses including share-based compensation primarily due to a change in the measurement of share based compensation expenses of a consultant and an increase in headcount and salary raises, off-set by a decrease of $1.2 million in compensation to one of the company’s co-founders in the first half of 2017 and an increase of $383,000 in travel-related expenses.

Selling, general and administrative expenses

Our general and administrative expenses for the six months ended June 30, 2018 were $6.7 million, representing an increase of $437,000, or 6.9%, compared to $6.3 million for the six months ended June 30, 2017. The increase in selling, general and administrative expenses resulted primarily from an increase of $1.5 million in payroll and payroll-related expenses including share-based compensation, mostly due to an increase in headcount, salary raises and accounting modification relating share based compensation of a consultant, off-set by a decrease of $1.5 million in compensation to one of the company’s co-founders in the first half of 2017; an increase of $526,000 in advisory and professional services expenses, off-set by a decrease of $112,000 in travel-related expenses.

Operating loss

As a result of the foregoing, our operating loss for the six months ended June 30, 2018 was $44.5 million, compared to an operating loss of $31.2 million for the six months ended June 30, 2017, an increase of $13.3 million, or 42.6%.

Finance income

In the six-month periods ended June 30, 2018 and 2017, our financial income included mostly gains from marketable securities and interest earned on our bank deposits.

The finance expenses (income) by cash and non-cash components are as follows:

	Six months ended June 30,
	2018	2017
	(in thousands of U.S. dollars)
Interest on bank deposits	$(154)	$(325)
Gain from marketable securities, net	(219)	(285)
Total income	(373)	(610)
Less:
Other expenses	9	10
Non-cash foreign exchange loss, net	12	56
Total expenses	21	66
Finance income, net	$(352)	$(544)

Taxes on income

During the six-month periods ended June 30, 2018 and 2017 we did not generate taxable income in Israel. However, we had incurred tax expenses in our U.S. subsidiary, Foamix Pharmaceuticals Inc., in the amount of $450,000 and $152,000 for the six-month periods ended June 30, 2018 and 2017, respectively. The increase in tax expenses resulted mainly from an increase in operations of Foamix Pharmaceuticals Inc.

Net Loss

As a result of the foregoing, our loss for the six months ended June 30, 2018 was $44.6 million, compared to $30.8 million for the six months ended June 30, 2017, an increase of $13.8 million, or 44.8%.

Liquidity

Since our inception, we have incurred losses from operations and negative cash flows from our operations. For the six months ended June 30, 2018 we incurred a net loss of $44.6 million, which included $36.5 million used for operating activities. For the six months ended June 30, 2017 we incurred a net loss of $30.8 million, which included $20.8 million used for operating activities.

As of June 30, 2018 and June 30, 2017 we had a working capital surplus of $41.1 million and $88.7 million, respectively, and an accumulated deficit of $185.9 million and $106.3 million, respectively. Our principal source of liquidity as of June 30, 2018 consisted of cash and investments of $56.4 million.

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

On April 13, 2018 we entered into a Securities Purchase Agreement with OrbiMed Partners Master Fund Limited, or OrbiMed, pursuant to which we agreed to issue and sell, in a registered offering by the Company, an aggregate of 2,940,000 ordinary shares, par value NIS 0.16 per share, at a purchase price equivalent to $5.50 per share, representing a premium to the Company’s ordinary shares’ last closing price, for aggregate net proceeds of approximately $16.1 million, after deducting offering expenses. The closing of the issuance and sale of these securities took place on April 16, 2018, pursuant to our shelf registration statement on Form S-3, which was filed with the SEC on April 2, 2018 and became effective on April 12, 2018.

We anticipate that with our existing cash and investments we will be able to fund our operating expenses and capital expenditure requirements for the third Phase III clinical trial for FMX101 and NDA filling for FMX101, which we expect to submit by the end of 2018, and for the two Phase III clinical trials for FMX103, which we expect to complete in 2019.

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

From inception through June 30, 2018, we have received net cash proceeds of approximately $204.7 million from the issuance of ordinary shares, preferred shares, exercise of options and warrants and from convertible loans.

Cash flows

The following table summarizes our statement of cash flows for the six-month periods ended June 30, 2018 and 2017:

	Six months ended June 30,
	2018	2017
	(in thousands of U.S. dollars)
Net cash (used in) / provided by:
Operating activities	$(36,522)	$(20,783)
Investing activities	$15,311	$35,235
Financing activities	$16,981	$129

Net cash used in operating activities

The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and measurements and changes in components of working capital. Adjustments to net income for non-cash items mainly include depreciation and amortization and share-based compensation.

Net cash used in operating activities was $36.5 million in the six months ended June 30, 2018, compared to $20.8 million in the six months ended June 30, 2017. The increase was attributable primarily to the increase in activity related mostly to clinical trials and payroll expenses.

Net cash provided by investing activities

Net cash provided by investing activities has been primarily related to proceeds from the sale and maturity of marketable securities and bank deposits. Net cash provided by investing activities was $15.3 million in the six months ended June 30, 2018, compared to net cash provided by investing activities of $35.2 million in the six months ended June 30, 2017. The change in investing activities was attributable primarily to an increase in investment in bank deposits and a decrease in proceeds from the sale and maturity of marketable securities.

Net cash provided by financing activities

Net cash provided by financing activities was $17.0 million in the six months ended June 30, 2018, compared to $129,000 in the six months ended June 30, 2017. The increase was attributable primarily to the proceeds from the issuance of shares to OrbiMed based on the aforementioned Securities Purchase Agreement, in an aggregate net proceeds of approximately $16.1 million, after deducting offering expenses, and to the increase in the amount of $840,000 in proceeds from the exercise of warrants.

Cash and funding sources

The table below summarizes our main sources of financing for the six-month periods ended June 30, 2018 and 2017:

	Proceeds from our public offerings(1)	Proceeds from issuance of ordinary shares	Payments from licensees	Total
	(in thousands of U.S. dollars)
Six months ended June 30, 2018	$16,131	$850	$1,833	$18,814
Six months ended June 30, 2017	$-	$145	$4,163	$4,308
___________________________
(1)          Net of issuance costs.

Our sources of financing in the six months ended June 30, 2018 totaled $18.8 million and consisted primarily of $16.1 million of net proceeds from our Securities Purchase Agreement with OrbiMed and $1.8 million of payments from licensees.

Our sources of financing in the six months ended June 30, 2017 totaled $4.3 million and consisted primarily of payments from licensees.

We have no ongoing material financial commitments (such as lines of credit) that may affect our liquidity over the next five years.

Funding requirements

We believe, based on our current business plan, that our existing cash and investments will enable us to fund our operating expenses and capital expenditure requirements throughout the completion of our third pivotal Phase III clinical trial for our lead product candidate FMX101 and our two pivotal Phase III clinical trials for FMX103, the first of which we expect to complete by the end of 2018 and the other two in 2019, and the full development and submission of an NDA for FMX101. The full development and submission of an NDA for FMX103, as well as any future pipeline products, will require us to raise additional funds. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

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

Our capital expenditures for the six-month periods ended June 30, 2018 and 2017 amounted to $328,000 and $774,000, respectively. During the six months ended June 30, 2018, these expenditures were primarily related to laboratory equipment, softwares and leasehold improvements.

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any off-balance sheet arrangements.

Contractual Obligations

Our significant non-cancelable contractual obligations as of June 30, 2018 are summarized in the following table:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Other
	(in thousands of U.S. dollars)
Operating lease obligations(1)	$1,754	$754	$1,000	-	-	-
Liability for employee severance benefits(2)	$377	-	-	-	-	$377
Total	$2,131	$754	$1,000	-	-	$377
_________________________________________

(1)	Operating lease obligations consist of lease of our facilities and lease of vehicles.

(2)	The liability for employee severance benefits is considered long term. However, we cannot estimate the exact period in which such benefits will be paid.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss related to changes in market prices, including interest rates, foreign exchange rates and prices of financial instruments that may adversely impact our financial position, results of operations or cash flows. As of June 30, 2018 we did not have any financial instruments sensitive to market risk. We therefore have little exposure to market risks in the ordinary course of our operations, and such risks are primarily related to changes in foreign currency exchange rates and in interest rates.

Foreign Currency Exchange Risk

The U.S. dollar is our functional and reporting currency. Although a substantial portion of our expenses (mainly salaries and related costs) are denominated in New Israeli shekels (NIS), accounting for 17.0% and 12.7% of our expenses in the six-month periods ended June 30, 2018 and 2017, respectively, almost all our revenues were generated under agreements denominated in U.S. dollars and our proceeds from our public offerings, which are the main source of our financing, are denominated in U.S. dollars. Furthermore, while we anticipate that a portion of our expenses, principally salaries and related personnel expenses in Israel, will continue to be denominated in NIS, we expect to incur an increasing amount of expenses in U.S. dollars as we expand our operations in the U.S. We also have expenses, although to a much lesser extent, in other non-dollar currencies, in particular the Swiss Franc. Moreover, for the next few years we expect that the substantial majority of our revenues, if any, will be denominated in U.S. dollars from the sale of FMX101 and potentially other product candidates in the U.S. Having the substantial majority of our revenues denominated in U.S. dollars while having a substantial portion of our expenses denominated in NIS and other non-U.S. currencies exposes us to risk, associated with exchange rate fluctuations vis-à-vis the U.S. dollar. See “Item 1A—Risk Factors—Risks Related to Our Business and Industry—Exchange rate fluctuations between the U.S. dollar and the Israeli NIS may negatively affect our earnings” in our most recent Annual Report on Form 10-K/A.

A devaluation of the NIS in relation to the U.S. dollar has the effect of reducing the U.S. dollar amount of our expenses or payables that are payable in NIS, unless those expenses or payables are linked to the U.S. dollar. Conversely, any appreciation of the NIS in relation to the U.S. dollar has the effect of increasing the U.S. dollar value of our unlinked NIS expenses, which would have a negative impact on our profit margins. In the six months ended June 30, 2018, the value of the NIS depreciated in relation to the U.S. dollar by 5.3%, the effect of which was compounded by inflation in Israel at a rate of approximately 0.9%. In the six months ended June 30, 2017, the value of the NIS appreciated in relation to the U.S. dollar by 9.1%, the deflation in Israel, at this period was approximately 0.0%.

Because exchange rates between the U.S. dollar and the NIS (as well as between the U.S. dollar and other currencies) fluctuate continuously, such fluctuations have an impact on our results and period-to-period comparisons of our results. The effects of foreign currency re-measurements are reported in our statements of operations.

The following table presents information about the changes in the exchange rates of the NIS against the U.S. dollar:

Six-month period ended June 30,	NIS against the U.S. dollar
2018	(5.3)%
2017	9.1%

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

Inflation-Related Risks

We do not believe that the rate of inflation in Israel has had a material impact on our business to date. However, our costs in Israel will increase if inflation in Israel exceeds the devaluation of the NIS against the U.S. dollar, or if the timing of such devaluation lags behind inflation in Israel.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(b) and 15d-15(e) under the Exchange Act and regulations promulgated thereunder) as of June 30, 2018, or the Evaluation Date. Based on such evaluation, those officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be included in periodic filings under the Exchange Act and that such information is accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the covered period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FOAMIX PHARMACEUTICALS LTD.

By:	/s/ David Domzalski
David Domzalski
Chief Executive Officer

By:	s/ Ilan Hadar
Ilan Hadar
Chief Financial Officer