Form 10-K
period 2018-12-31
Foamix Pharmaceuticals Ltd.
filed 2019-02-28
CIK 1606645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-36621

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

Yes ☐           No ☒

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

Yes ☒           No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted  pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes ☐           No ☒

The aggregate market value of the registrant’s ordinary shares, par value NIS 0.16 per share, held by non-affiliates of the registrant on June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $179.4 million (based on the closing sales price of the registrant’s ordinary shares on that date). Ordinary shares held by each director and executive officer of the registrant, as well as shares held by each holder of more than 10% of the ordinary shares known to the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The total number of shares outstanding of the registrant’s ordinary shares, par value NIS 0.16 per share, as of February 22, 2019, was 54,365,955.

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

USE OF TRADEMARKS

“Foamix”, the Foamix logo and other trademarks or service marks of Foamix appearing in this Annual Report on Form 10-K are the property of Foamix. This Annual Report also contains trade names, trademarks and service marks of others, which are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

FORWARD-LOOKING STATEMENTS

This Annual Report contains express or implied “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other U.S. Federal securities laws.

These forward-looking statements include, but are not limited to, statements regarding the following matters:

•	U.S. Food and Drug Administration, or FDA, approval of, or other regulatory action in the United States and elsewhere with respect to, our product candidates;

•	the commercial launch of current or future product candidates;

•	our ability to achieve favorable pricing for our product candidates;

•	our expectations regarding the commercial supply of our product candidates;

•	third-party payor reimbursement for our product candidates;

•	our estimates regarding anticipated expenses, capital requirements and needs for additional financing;

•	the potential market size of treatments for any diseases and market adoption of our products by physicians and patients;

•	the timing, cost or other aspects of the commercialization of our product candidates;

•	the completion of, and receiving favorable results of, clinical trials for our product candidates;

•	application for and issuance of patents to us by the United States Patent and Trademark Office, or USPTO, and other governmental patent agencies;

•	the timing, costs or results of litigation to protect our intellectual property portfolio;

•	development and approval of the use of our product candidates for additional indications; and

•	our expectations regarding licensing, business transactions and strategic operations.

In some cases, forward-looking statements are identified by terminology such as “may,” “will,” “could,” “should,” “expects,” “plans,” “anticipates,” “believes,” “intends,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results or performance to differ materially from those projected. These statements are only current predictions and are subject to known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from those anticipated by the forward-looking statements. In addition, historic results of scientific research and clinical and preclinical trials do not guarantee that the conclusions of future research or trials would not be different, and historic results referred to in this Annual Report may be interpreted differently in light of additional research and clinical and preclinical trials results. The forward-looking statements contained in this annual report are subject to risks and uncertainties, including those discussed under “Risk Factors” and in our other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by law, we are under no duty to (and expressly disclaim any such obligation to) update or revise any of the forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this annual report.

STATEMENTS BY RESEARCH OR FORECAST FIRMS

We do not endorse or adopt any third party research or forecast firms’ statements or reports referred to in this annual report and assume no responsibility for the contents or opinions represented in such statements or reports, nor for the updating of any information contained therein.

PART I

ITEM 1 - BUSINESS

Overview

We are a late clinical-stage specialty pharmaceutical company focused on developing and commercializing our proprietary, innovative and differentiated topical drug candidates for dermatological therapy. Our lead product candidate, FMX101 (4% minocycline foam), is being developed for the treatment of moderate-to-severe acne and our second product candidate, FMX103 (1.5% minocycline foam), is being developed for the treatment of moderate-to-severe papulopustular rosacea. Both product candidates are novel topical foam formulations of the antibiotic minocycline and were developed using our Molecule Stabilizing Technology, a proprietary foam platform designed to optimize the topical delivery of minocycline, an active pharmaceutical ingredient, or API, that is currently available only in oral form despite its prevalent use in dermatology.

We announced positive top-line results from both of our Phase III clinical trials for each of FMX101 and FMX103 in the second half of 2018. We submitted our new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, for FMX101 in December 2018, and expect to submit an NDA for FMX103 in mid-2019. Despite the considerable U.S. market opportunities for acne and rosacea, we believe these markets are currently underserved and commonly treated by oral prescription products such as minocycline and doxycycline and various non-minocycline topical therapies. If approved, we believe FMX101 and FMX103 have the potential to provide a first-in-class, effective and well-tolerated topical treatment for the tens of millions of people who suffer from their respective indications.

Our corporate strategy is to develop and solidify a commercial presence in acne and rosacea by obtaining FDA approval for, and launching our lead product candidates, FMX101 and FMX103, in the United States. We may also enter into partnerships with third parties to reach other geographic territories or therapeutic fields through their respective sales forces and infrastructure. Following these near-term goals, we intend to grow beyond these indications into other dermatological indications, and to diversify our product and commercial development beyond minocycline and the tetracycline class of antibiotics. We are currently developing additional foam and other topical products for acne, rosacea and other dermatology indications in vehicle platforms designed to enhance delivery of their respective APIs. We are also evaluating diversifying into synergistic technologies and specialties either on our own or through partnerships.

FMX101 is a product candidate containing micronized minocycline hydrochloride, an antibiotic in the tetracycline class, in a 4% concentration for the treatment of moderate-to-severe acne vulgaris. The API is suspended in our Molecule Stabilizing Technology foam vehicle, an elegant, light-feeling topical foam that is easily spread across wide areas of the skin. In September 2018, we announced our third Phase III clinical trial of FMX101 (Study FX2017-22) met both of its co-primary endpoints, demonstrating a statistically significant reduction in the number of inflammatory lesions and a statistically significant improvement in patients’ Investigator’s Global Assessment, or IGA, scores, a metric commonly used to measure efficacy in acne trials. These positive results followed the results from our initial two Phase III clinical trials of FMX101 that we announced in 2017 wherein both co-primary endpoints were met in one trial (Study FX2014-05) but only one of the two co-primary endpoints showed statistical significance in the other trial (Study FX2014-04). We embarked on our third Phase III trial (Study FX2017-22) following a Type B meeting with the FDA in which the FDA confirmed that replicating the results of our Study FX2014-05 trial would likely support an efficacy claim for FMX101. In addition to the positive Study FX2017-22 efficacy results, very few safety adverse events (and no treatment-related serious adverse events) were observed both in Study FX2017-22 and in the 40-week open label safety portion of Studies FX2014-04 and FX20410-05 that we concluded in January 2018.

FMX103 is a product candidate also containing micronized minocycline hydrochloride suspended in our Molecule Stabilizing Technology vehicle, at a lower 1.5% concentration, for the treatment of moderate-to-severe papulopustular rosacea. In November 2018, we announced that both of our Phase III clinical trials for FMX103 (Studies FX2016-11 and FX2016-12) met each of their co-primary endpoints, demonstrating a statistically significant reduction in inflammatory lesion counts and IGA treatment success of approximately 50% from baseline. There were no treatment-related serious adverse events, very few reported adverse events and positive user-experience reports overall in these Phase III clinical trials as well as in the 40-week open label safety extension (Study FX2016-13) that was recently completed in February 2019.

We developed FMX101 and FMX103 using our proprietary Molecule Stabilizing Technology foam-based technology platform that was optimized for delivery of minocycline hydrochloride, a characteristically unstable small molecule, through the skin. We are currently developing in-house a pipeline of other innovative products to enhance our minocycline platform, including FCD105, a product candidate for the treatment of acne vulgaris that combines minocycline with a retinoid and which we anticipate evaluating in a Phase II clinical trial (Study FX2016-40) beginning in mid-2019. We are also currently reviewing potential acquisitions of pipeline products at various stages of development that could be incorporated into our vehicle for optimized delivery.

In addition, we have other proprietary delivery technologies in development that enable topical delivery of other APIs, each having unique pharmacological features and characteristics designed to keep the API stable when delivered and directed to the target site. We are conducting research and are in the early stages of in-house development of FMX110, a topical gel formulation of doxycycline hyclate for the treatment of papulopustular rosacea, and FMX109, a non-tetracycline acne product candidate that contains a combination of nicotinamide and a retinoid for the treatment of moderate-to-severe acne vulgaris. We believe our foam and other topical delivery platforms may offer significant advantages over alternative delivery options and are suitable for multiple application sites across a wide range of conditions.

In addition to our in-house development projects, we have entered into development and license agreements relating to our technology with various pharmaceutical companies, most notably with LEO Pharma A/S, or LEO, who assumed a license agreement we initially entered into with Bayer HealthCare AG, or Bayer. In 2015, Bayer received FDA approval for Finacea® Foam (15% azelaic acid), or Finacea, a prescription foam product for the treatment of rosacea, which utilizes an emulsion-based proprietary foam platform that we licensed to them that is different from our surfactant-free foam platform that supports our lead product candidates. Bayer began selling Finacea in the United States in the third quarter of 2015 and in September 2018, LEO acquired Finacea from Bayer and assumed all rights and responsibilities under our initial license agreement with Bayer. Together with LEO, we are litigating against several generic pharmaceutical companies for alleged infringement of certain of our patents following the generic companies’ submission of abbreviated new drug applications, or ANDAs, to the FDA seeking approval to manufacture and sell generic versions of Finacea. We are committed to defending our intellectual property rights globally, including patents we have licensed to other pharmaceutical companies as part of our collaboration efforts.

We have also out-licensed other foam technology platforms to other third parties to develop branded pharmaceutical products containing different APIs for potential commercialization that are in the early stages of development.

Product Candidates and Pipeline

The following chart provides a summary of the developmental pipeline for our product candidates:

Product Candidate	Preclinical	Phase I	Phase III	Milestones Achieved	Anticipated Milestones
FMX101 (4%) for Moderate to Severe Acne Vulgaris				• Positive top-line results (Study FX2017-22) • Long-term safety study completed • NDA submitted	• PDUFA (Q4 2019)
FMX103 (1.5%) for Moderate to Severe Rosacea				• Positive top-line results (Studies FX2016-11 and FX2016-12)	• Long term safety study completion • NDA filing (mid 2019)
FCD105 for Moderate-to-Severe Acne Vulgaris				• IND meeting request submitted (Q4 2018)	• Initiation of Phase II clinical trial (mid 2019)
FMX109 for Moderate to Severe Acne Vulgaris				• IND for clinical proof of principle submitted (1H 2019)	• Initiation of Phase II clinical trial (1H 2020)
FMX110 for Rosacea					• Development candidate selection (mid 2019)

FMX101 for moderate-to-severe acne

Our lead product candidate, FMX101 (4% minocycline foam), is a novel topical foam formulation of minocycline for the treatment of moderate-to-severe acne. In 2018, we completed our third pivotal Phase III clinical trial (Study FX2017-22) for FMX101 and announced that we received positive top-line results from this trial in the third quarter of 2018. In January 2018, we announced the completion of a long-term safety study that was an extension of our two initial Phase III clinical trials for FMX101. The results from the long-term safety study showed FMX101 to be well-tolerated and to have an acceptable safety profile. On December 21, 2018, we announced the submission of an NDA for FMX101.

We initiated a third Phase III trial for FMX101 (Study FX2017-22) following our announcement in March 2017 of results from our two initial Phase III clinical trials for FMX101. In the previous Phase III clinical trials, statistical significance was observed in both co-primary efficacy endpoints in one study (Study FX2014-05); however, in the other study (Study FX2014-04), statistical significance was demonstrated in only one of the co-primary efficacy endpoints. Statistical significance was also demonstrated for FMX101 compared to vehicle in the pooled analysis of the co-primary endpoints as well as key secondary endpoints for Studies FX2014-04 and FX2014-05. Study FX2017-22 was initiated following a Type B meeting conducted with the FDA in June 2017. During this meeting, we confirmed that achieving statistically significant results for FMX101 versus vehicle in both co-primary efficacy endpoints in a third independent clinical trial could be sufficient for establishing an efficacy claim in an NDA submission.

Market opportunity

Acne is characterized by areas of scaly red skin, non-inflammatory blackheads and whiteheads, inflammatory lesions, papules and pustules and occasionally boils and scarring. It affects approximately 40 to 50 million people in the United States alone, of whom approximately 10 million suffer from moderate-to-severe acne. For most people, acne diminishes over time and tends to disappear or decrease by age 25. However, some individuals continue to suffer from acne well into their 30s, 40s and later.

The current U.S. market size for treatment of acne is considerable and estimated at approximately $3 billion, presenting significant unmet needs of patients and healthcare providers to be addressed. We believe that our FMX101 product candidate for this indication, if approved, may provide a new treatment alternative for patients and healthcare providers who are unsatisfied with their current therapies.

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

FMX101 clinical trials

FMX101 third Phase III clinical trial

In June 2017, following the top-line data from Studies FX2014-04 and FX2014-05 as summarized below, we held a Type B Meeting with the FDA, during which we confirmed that statistically significant findings from a third study would constitute replication of the Study FX2014-05 results and would be sufficient for establishing an efficacy claim. This affirmed our plans for conducting a third Phase III trial for FMX101.

In August 2017, we announced the dosing of the first patient in our third Phase III acne clinical trial, known as Study FX2017-22, a double-blind, vehicle-controlled, multi-center trial conducted at approximately 80 sites throughout the United States.

In February 2018, we held a Type B pre-NDA meeting with the FDA. The purpose of the meeting was to discuss the submission of a 505(b)(2) application for FMX101. During the meeting, we discussed various chemistry, manufacturing and controls, or CMC, aspects of FMX101, sufficiency of nonclinical toxicology studies, format and other information required for the NDA submission.

In May 2018, we completed patient enrollment of a total of 1,507 patients with moderate-to-severe acne, with 1,488 patients in the intent-to-treat population in Study FX2017-22. In January 2018, we prospectively excluded 19 patients from the intent-to-treat population due to data integrity issues identified at one clinical trial site following an audit, investigation and termination of the site. We notified the FDA of our audit findings and of the termination of the clinical trial site in February 2018, in advance of our Type B meeting with the FDA. We do not believe that the exclusion of the 19 patients from the intent-to-treat population for Study FX2017-22 is material to our clinical trial results, our clinical trials generally or to our company as a whole. In the Phase III clinical trial, patients were randomized on a 1:1 basis, into a 12-week double-blind, multi-center phase where they were treated topically once daily with either FMX101 (minocycline foam 4%) or vehicle foam. The two primary efficacy endpoints were: (1) the proportion of patients achieving success at week 12 based as defined by an IGA score of 0 “clear” or 1 “almost clear” and at least a two-grade improvement from baseline at week 12; and (2) the mean change from baseline in inflammatory lesion counts in each treatment group at week 12. Safety evaluation included reported adverse events, assessments of tolerability, clinical laboratory tests and vital signs.

In August 2018, we received a letter from the FDA’s Division of Dermatology requesting information on the canister, foaming pump and other device constituent parts of our FMX101 product candidate. The letter referred to FMX101 as a combination product and requested information relating to the quality and design control of the device, including (1) the device description documentation, (2) the design control documentation, (3) the traceability documentation and (4) additional considerations related to the biocompatibility and sterility of the product candidate. We have provided the requested information to the FDA as part of our NDA submission using readily available data derived and generated from our Study FX2017-22.

In September 2018, we announced positive top-line results of Study FX2017-22.  The study met both co-primary endpoints of (a) absolute change from baseline in inflammatory lesion count at week 12, and (b) investigator global assessment treatment success (IGA 0/1) at week 12, and at least a 2-grade improvement (decrease) from baseline. The mean inflammatory lesion count at baseline was 30.7 and 30.8 for the FMX101 and vehicle treatment groups, respectively. The proportion of subjects with an IGA score of 3 (“moderate”) or 4 (“severe”) at baseline was 84.0% and 16.0%, respectively, in the FMX101 treatment group and 83.5% and 16.5%, respectively, in the vehicle treatment group. The co-primary efficacy assessment showed a statistically significant mean reduction in inflammatory lesion count at week 12 relative to baseline of -16.93 lesions for the FMX101 treatment group and -13.40 lesions for the vehicle treatment group.  In addition, in respect of the second co-primary endpoint, the proportion of subjects that achieved IGA treatment success at week 12 was 30.80% for the FMX101 treatment group and 19.63% for the vehicle treatment group.

The following charts show the reduction of inflammatory lesion count from baseline for FMX101 and vehicle treatment groups in Study FX2017-22 at week 12, and compared to Study FX2014-05, which is the comparison discussed in our Type B meeting with the FDA, in which the FDA confirmed that replicating the results of Study FX2014-05 on such endpoint would likely support an efficacy claim for FMX101:

foamix Pharmaceuticals

Acne Phase 3 Results - Efficacy

Co-primary endpoint:
Absolute Change of Inflammatory Lesion Count at Week 12

Study 22
Study 05
Mean Reduction in Inflammatory Lesions
0
-2
-4
-6
-8
-10
-12
-14
-16
-18
N=738
N=750
N=333
N=162
-16.93
-13.40
-13.46
-10.72
P<0.0001
P<0.01
FMX101,4%
Vehicle

- In Study 22, absolute change in inflammatory lesion count for the FMX101, 4% treatment group was –16.93 versus –13.40 in vehicle treatment group (p<0.0001)
- In Study 05, absolute change in inflammatory lesion count for the FMX101, 4% treatment group was -13.46 versus -10.72 in vehicle treatment group (p=0.0058)

*ANCOVA, ITT population, multiple imputation

6

The following charts show the percentage of patients who met the IGA treatment success criterion at week 12 (defined as at least a 2 grade point reduction from baseline IGA score and a final score of “clear” (0) or “almost clear” (1)) for FMX101 and vehicle treatment groups in Study FX2017-22 at week 12, compared to Study FX2014-05, as explained above:

foamix® Pharmaceuticals

Acne Phase 3 Results - Efficacy

Co-primary endpoint:
IGA Treatment Success at Week 12 [Score Clear (0) or Almost Clear (1)]

50%
40%
30%
20%
10%
0%
% of Subjects Achieving Treatment Success
P<0.0001
30.8%
N=738
19.6%
N=750
Study 22
P<0.05
14.7%
N=333
7.9%
N=162
Study 05
FMX101,4%
Vehicle

- In Study 22, IGA Treatment Success for FMX101, 4% treatment group was 30.80% versus 19.63% in vehicle treatment group ($p<0.0001$)
- In Study 05, IGA Treatment Success for FMX101, 4% treatment group was 14.67% versus 7.89% in vehicle treatment group ($p=0.0423$)

*Cochran–Mantel–Haenszel test stratified by analysis center, ITT population, multiple imputation

7

The safety and tolerability of FMX101 were also evaluated and the safety profile of FMX101 in Study FX2017-22 was found to be consistent with that observed in the two prior Phase III trials. The most commonly reported adverse events in Study FX2017-22 related to upper respiratory tract infections. There were no treatment-related serious adverse events. In these trials, FMX101 was observed to have a generally favorable safety profile and to be generally well tolerated. Based on the efficacy and safety profile observed in clinical studies to date, we believe FMX101, if approved, may present an attractive option for the treatment of moderate-to-severe acne.

In December 2018, we submitted an NDA to the FDA seeking approval for FMX101 for the treatment of inflammatory lesions of non-nodular moderate-to-severe acne vulgaris in patients 9 years of age and older. The submission followed the successful outcomes in our Phase III clinical trial and incorporated guidance received from the FDA in our Type B pre-NDA meeting held in February 2018. The NDA submission also incorporated information on chemistry manufacturing and controls, and data from non-clinical toxicology studies on FMX101. Our application was submitted under the FDA’s 505(b)(2) regulatory pathway, which permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant, and for which the applicant has not received a right of reference. For additional information see “Risk Factors-Risks Related to Our Business and Industry-If the FDA does not conclude that FMX101 or FMX103 satisfy the requirements under Section 505(b)(2) of the Federal Food Drug and Cosmetic Act, or Section 505(b)(2), or if the requirements for these product candidates under Section 505(b)(2) are not as we expect, the approval pathway for these product candidates will likely take significantly longer, cost significantly more and entail significantly greater complications and risks than anticipated, and in either case may not be successful.”

FMX101 initial two Phase III clinical trials

We initiated Study FX2017-22, as described above, after conducting Studies FX2014-04 and FX2014-05.  These trials comprised a total of 961 patients with moderate-to-severe acne, who were randomized on a 2:1 basis (active compound versus vehicle-only), initially into a 12-week double-blind phase, in which they were treated topically once daily with either FMX101 or the respective foam vehicle. The two co-primary efficacy endpoints of both trials were identical to the primary endpoints in Study FX2017-22, and evaluated safety (including reported adverse events, assessments of tolerability, clinical laboratory tests and vital signs) and allowed patients who completed the 12-week double-blind portion of the trials to continue in a long-term open-label safety extension, aimed at evaluating the safety of intermittent use of FMX101 for up to nine additional months.

The results of these trials demonstrated statistical significance for FMX101 compared to vehicle on both co-primary endpoints in Study FX2014-05 and in the pooled analysis for both trials combined, and in Study FX2014-04 statistical significance was further demonstrated for FMX101 compared to vehicle in the co-primary endpoint of absolute reduction in inflammatory lesions. However, Study FX2014-04 did not demonstrate statistical significance on the co-primary endpoint of improvement in IGA score. Consequently, and as explained above, we embarked on Study FX2017-22, our third multi-center pivotal Phase III clinical trial for FMX101, following confirmation from the FDA that replicating the results of Study FX2014-05, in which both co-primary endpoints were successfully achieved, would likely support an efficacy claim for FMX101.

FMX101 open-label safety extension study

In January 2018, we announced positive safety data for our Phase III open-label safety extension study, evaluating FMX101 in moderate-to-severe acne for a treatment period of up to one year. The open-label safety extension study enrolled a total of 657 patients, all of whom had completed 12 weeks of FMX101 or vehicle treatment in the preceding double-blind phase of Studies FX2014-04 or FX2014-05. Patients continued for up to an additional 40 weeks of open-label treatment with FMX101. 291 patients completed a total of 52 weeks on FMX101, which is in excess of the subject sample size requirements specified in the regulatory guidance for this type of safety evaluation (ICH E1A, 1995). No serious drug-related adverse events were reported in this comprehensive safety evaluation, which validated earlier data demonstrating that FMX101 appears to be well-tolerated and has an acceptable safety profile. The key findings from the study are as follows:

•
Non-dermal adverse events were comparable in type and frequency with those reported during the double-blinded portion of Studies FX2014-04 and FX2014-05. The most frequently reported treatment-emergent adverse event was nasopharyngitis (common cold). In the open-label extension part of the study, three patients discontinued the study for non-dermal adverse events, two of whom discontinued due to abdominal pain and one due to back pain. No serious drug-related adverse events were reported;

•
Application site adverse events occurred in less than 2% of patients during the additional 40 weeks of open-label treatment with FMX101. Four patients discontinued the study for an application site adverse event, of which two patients discontinued due to worsening of acne, one patient discontinued due to contact dermatitis and one patient discontinued for localized facial edema. In the assessment of facial dermal tolerability at week 52, more than 95% of patients had “none” or “mild” signs and symptoms such as erythema, dryness, hyperpigmentation, peeling and itching, and no severe local tolerability scores were recorded; and

•	Patient satisfaction with FMX101 treatment remained high when re-assessed at week 52, which was consistent with scores obtained at the end of the double-blind phase at week 12.

Efficacy was also measured as a secondary endpoint in the open-label study for FMX101, and was based on summary statistics from observed cases. During the study, patients were allowed to discontinue therapy with FMX101 if they believed their acne was under control. Patients could re-start therapy as needed and were also allowed to use other acne medications concomitantly. As a result, no claim of statistical difference was made between any of the treatment arms; however, notable findings were observed:

•	At week 52, 37.7% of patients from Study FX2014-04 had an IGA score of 0 (clear) or 1 (almost clear) and 50.3% of subjects from Study FX2014-05 had an IGA score of 0 or 1.

•	At week 52, patients from Study FX2014-04 had a 64.3% reduction in inflammatory lesions and patients from Study FX2014-05 had a 78% reduction in inflammatory lesions.

•	At week 52, patients from Study FX2014-04 had a 52.5% reduction in non-inflammatory lesions and patients from Study FX2014-05 had a 59.6% reduction in non-inflammatory lesions.

FMX103 for moderate-to-severe papulopustular rosacea

Our product candidate FMX103 (minocycline foam 1.5%) is a novel topical foam formulation of minocycline for the treatment of moderate-to-severe papulopustular rosacea.

Market opportunity

Papulopustular rosacea is a chronic skin disease causing inflammatory lesions (papules and pustules) on the face. It can create psychosocial burdens, such as embarrassment, anxiety and low self-esteem that adversely affect quality of life. Rosacea is most frequently seen in adults between 30 and 50 years of age and affects more than 16 million people in the United States alone. There is no known cure for rosacea and the exact root cause of the disease remains unknown as well, though both genetic and environmental factors are thought to have an impact on its outbreak. Mild papulopustular rosacea is currently treated by topical antimicrobials (such as metronidazole, clindamycin and ivermectin) or azelaic acid, while the mainstays for the treatment of moderate-to-severe rosacea are systemic antibiotics such as minocycline and doxycycline.

The current U.S. market size for treatment of rosacea is estimated to be approximately $1 billion, and we believe that our FMX103 product candidate for this indication, if approved, may provide a new treatment alternative for patients and healthcare providers who are unsatisfied with their current therapies.

FMX103 clinical trials

FMX103 Phase III clinical trials

In December 2016, we conducted a pre-IND meeting with the FDA to confirm that our clinical and non-clinical programs outlined were sufficient to submit an IND and to begin our Phase III clinical trials, utilizing the results of toxicology, pharmacology and human safety studies that were completed for FMX101.

In June 2017, we announced that the first patient had been dosed in our Phase III program to evaluate the efficacy and safety of our topical minocycline foam 1.5% FMX103 for the treatment of moderate-to-severe rosacea. The Phase III program consists of two multi-center trials (referred to as Studies FX2016-11 and FX2016-12), implementing protocols and endpoints in accordance with the FDA’s guidance as provided in the pre-IND meeting.

Studies FX2016-11 and FX2016-12 were identical, double-blind, randomized, vehicle-controlled studies that enrolled a total of 1,522 patients (Study FX2016-11: 751 patients, Study FX2016-12: 771 patients) with moderate-to-severe papulopustular rosacea across 100 sites in the United States. Patients were randomized 2:1 (1.5% minocycline foam versus vehicle) into a 12-week double-blind phase where they were treated once daily with either FMX103 minocycline foam (1.5%) or the respective vehicle foam. The co-primary efficacy endpoints were: (a) the dichotomized IGA score where treatment success is defined as at least a 2-step improvement resulting in a 0 (clear) or 1 (almost clear) score at week 12 compared to baseline, and (b) the absolute change in the inflammatory lesion count at week 12 compared to baseline.

In November 2018, we announced positive topline results from these two Phase III clinical trials for FMX103.

In Study FX2016-11, the mean inflammatory lesion count at baseline was 28.5 and 29.0 for the FMX103 and vehicle treatment groups, respectively, and the proportion of patients with an IGA score at baseline of 3 (“moderate”) or 4 (“severe”) was 89.7% and 10.3%, respectively, in the FMX103 treatment group, and 86.7% and 13.3%, respectively, in the vehicle treatment group. The co-primary efficacy assessment showed a statistically significant mean reduction in inflammatory lesion count at week 12 relative to baseline of -17.57 lesions for the FMX103 treatment group and -15.65 lesions for the vehicle treatment group. In addition, in respect of the second co-primary endpoint, the proportion of subjects that achieved IGA treatment success at week 12 was 52.1% for the FMX103 treatment group and 43.0% for the vehicle treatment group.

In Study FX2016-12, the mean inflammatory lesion count at baseline was 30.0 and 30.2 for the FMX103 and vehicle treatment groups, respectively, and the proportion of patients with an IGA score at baseline of 3 (“moderate”) or 4 (“severe”) was 86.2% and 13.8%, respectively, in the FMX103 treatment group, and 82.9% and 17.1%, respectively, in the vehicle treatment group. The co-primary efficacy assessment showed a statistically significant mean reduction in inflammatory lesion count at week 12 relative to baseline of -18.54 lesions for the FMX103 treatment group and -14.88 lesions for the vehicle treatment group. In addition, in respect of the second co-primary endpoint, the proportion of subjects that achieved IGA treatment success at week 12 was 49.1% for the FMX103 treatment group and 39.0% for the vehicle treatment group.

The following charts show the reduction of inflammatory lesion count from baseline for FMX103 and vehicle treatment groups in each of Studies FX2016-11 and FX2016-12 at week 12:

foamix Pharmaceuticals

Rosacea Phase 3 Results - Efficacy

Co-primary endpoint: Absolute Change of Inflammatory Lesion Count at Week 12

Study 11
Study 12
Mean Reduction in Inflammatory Lesions from Baseline
0
-2
-4
-6
-8
-10
-12
-14
-16
-18
-20
-22
-24
N=495
N=256
N=514
N=257
-17.57
-15.65
-18.54
-14.88
P<0.005
P<0.0001
FMX103
Vehicle

- In Study 11, absolute change in inflammatory lesion count for the FMX103, 1.5% treatment group was –17.57 versus –15.65 in vehicle treatment group (p=0.0031)
- In Study 12, absolute change in inflammatory lesion count for the FMX103, 1.5% treatment group was –18.54 versus –14.88 in vehicle treatment group (p<0.0001)

*ANCOVA, ITT population, multiple imputation

6

The following charts show the percentage of patients who met the IGA treatment success criterion at week 12 (defined as at least a 2 grade point reduction from baseline IGA score and a final score of “clear” (0) or “almost clear” (1)) for FMX103 and vehicle treatment groups in each of Studies FX2016-11 and FX2016-12 at week 12:

Rosacea Phase 3 Results - Efficacy

Co-primary endpoint:
IGA Treatment Success at Week 12 [Score Clear (0) or Almost Clear (1)]

80%
70%
60%
50%
40%
30%
20%
10%
0%
% of Subjects Achieving Treatment Success (IGA0/1)
FMX103
Vehicle
P<0.05
P<0.01
52.1%
43.0%
49.1%
39.0%
N=495
N=256
N=514
N=257
Study 11
Study 12

- In Study 11, IGA Treatment Success for FMX103, 1.5% treatment group was 52.1% versus 43.0% in vehicle treatment group (p=0.027)
- In Study 12, IGA Treatment Success for FMX103, 1.5% treatment group was 49.1% versus 39.0% in vehicle treatment group (p=0.0077)

*Cochran–Mantel–Haenszel test stratified by analysis center, ITT population, multiple imputation

7

The safety and tolerability of FMX103 were also evaluated. The most commonly reported adverse events in the clinical trials related to upper respiratory tract infections. There were no treatment-related serious adverse events. FMX103 was observed in the clinical trials to have a generally favorable safety profile and appeared to be generally well tolerated. Based on the efficacy and safety profile observed in clinical studies to date, we believe FMX103, if approved, may present an attractive option for the treatment of moderate-to-severe papulopustular rosacea.

Studies FX2016-11 and FX2016-12 were followed by study FX2016-13 (Study FX2016-13), a 40-week, open-label safety extension study to evaluate the long-term safety of FMX103.The open-label safety study enrolled a total of 505 patients, all of whom had completed 12 weeks of FMX103 or vehicle treatment in the preceding double-blind studies (FX2016-11 or FX2016-12). Patients continued for up to an additional 40 weeks of open-label treatment with FMX103.

465 patients received FMX103 therapy for at least 26 weeks and 272 patients received FMX103 therapy for a total of 52 weeks. A total of 410 patients completed participation in the study. The key safety findings from the study were as follows:

•
Non-cutaneous adverse events were comparable in type and frequency with those reported during the double-blinded portion of FX2016-11 and FX2016-12. The most frequently reported treatment-emergent adverse event was upper respiratory tract infection, or the common cold (3.8%). 4 patients discontinued the study due to a non-application site adverse event – mydriasis, anaemia/leukocytosis, appendicitis and enchondromatosis. No serious drug-related adverse events were reported.

•
Cutaneous adverse events occurred in 1% or less of patients during the additional 40 weeks of open-label treatment with FMX103 with the most frequently reported treatment emergent adverse event being contact dermatitis (1.0%). 2 patients discontinued in the study for an application site adverse event – worsening of rosacea and contact dermatitis. In the assessment of facial dermal tolerability at Week 52, more than 95% of patients had “none” or “mild” signs and symptoms (burning/stinging, flushing/blushing, dryness, itching, peeling and hyperpigmentation). The severity of key clinical manifestations of rosacea - erythema and telangiectasia - had both significantly improved when compared to baseline of the preceding double-blind studies.

•	Subject satisfaction with FMX103 treatment remained high when re-assessed at Week 52 which was consistent with scores obtained at Week 12 (end of double-blind studies).

Open label efficacy was also assessed throughout the 40-week FMX103 treatment course. The key efficacy findings from the study were:

•
Mean absolute reduction of inflammatory lesion count when compared to baseline of the preceding double-blinded study (FX2016-11 or FX2016-12) was -23.0 for subjects treated with FMX103 for 52 weeks and –22.5 for subjects treated for 40 weeks. Corresponding mean inflammatory lesion counts at baseline of the preceding double-blind studies for these groups were 28.8 and 28.7 respectively (all observed cases).

•
The proportion of subjects achieving IGA treatment success at Week 52 defined as at least a 2-step improvement resulting in a 0 (clear) or 1 (almost clear) score compared to baseline of the preceding double-blinded study (FX2016-11 or FX2016-12) was 81.6% for subjects treated with FMX103 for 52 weeks and 76.0% for subjects treated for 40 weeks (all observed cases).

We intend to submit an NDA for FMX103 in mid-2019.

FMX103 Phase II clinical trials

We initiated Studies FX2016-11 and FX2016-12, as described above, following positive top-line results from our Phase II clinical trial for FMX103, announced in the third quarter of 2016. The double-blind, randomized, vehicle-controlled Phase II clinical trial was conducted in 18 sites in Germany and included 233 patients with moderate-to-severe rosacea who were randomized to receive either one of two doses of FMX103 minocycline foam (3% or 1.5%) or vehicle foam once daily over 12 weeks, followed up by a four-week post-treatment evaluation. The efficacy endpoints were identical to those of Studies FX2016-11 and FX2016-12. Safety and tolerability were also evaluated in the Phase II clinical trial. At week 12, statistically significant results were observed in the reduction of inflammatory lesions (papules and pustules) versus vehicle in both the 1.5% and 3% doses of FMX103. The trial further showed a statistically significant improvement in IGA scores. FMX103 also appeared to be generally well-tolerated, with no report of serious adverse events or drug related systemic adverse events. A few patients overall exhibited treatment-related dermal adverse events and four of them consequently discontinued the trial.

Development and License Agreements

Parallel to the development of our product candidates, we have entered into development and license agreements with various pharmaceutical companies, including LEO, Mylan N.V. and Actavis plc, combining our emulsion-based foam technology with drugs selected by the licensee to create new product offerings for patients. Each license agreement entitles us to service payments, contingent payments and royalties from sales of any new products that are commercialized. Each agreement is exclusive only to the specific drug that is licensed, leaving us the rights to commercialize and develop products with other drugs for the same indications using our proprietary foam technology while also allowing the licensee to apply the new products to any indication with its specific drug.

In September 2015, Bayer began selling a product based on our foam technology called Finacea in the United States. Finacea is a prescription topical drug which was developed through a collaboration between Bayer and Foamix. It is the first prescription product developed using our proprietary technology that has been approved by the FDA for sale in the United States. Bayer listed in the Orange Book several patents that were licensed from us in connection with the development of Finacea. According to our initial license agreement with Bayer, we are entitled to receive royalties and certain contingent payments upon the commercialization of Finacea. On September 4, 2018, LEO acquired Finacea from Bayer. As part of the acquisition, our license agreement with Bayer with respect to Finacea was assigned to LEO. LEO has assumed all of the rights and responsibilities of Bayer under the license agreement as it relates to Finacea, including the payment of royalties to us and rights and obligations related to patent litigation matters. In 2018, we received (or became entitled to receive) a total of $3.5 million in royalties from sales of Finacea from both Bayer and LEO. Together with LEO, we are litigating against affiliates of Teva, Perrigo and Taro Pharmaceuticals Industries Ltd., or Taro, respectively, for their alleged infringement of certain of our patents following their submission of an ANDA to the FDA seeking approval to manufacture and sell a generic version of Finacea. See also “Risk Factors-Risks Related to Our Intellectual Property-We have received notice letters of ANDAs submitted for drug products that are generic versions of Finacea and we are involved in lawsuits to protect or enforce our patents, which could be expensive, time consuming and unsuccessful.”

Our total revenues from all development, collaboration and license agreements from our inception to December 31, 2018 were approximately $31.7 million.

Additional Research and Development

In addition to FMX101 for the treatment of moderate-to-severe acne, FMX103 for the treatment of moderate-to-severe rosacea and licensed products resulting from our development and license agreements with various pharmaceutical companies, we are developing a series of product candidates for various indications to which we own worldwide rights, and which are all based on formulations and adaptations of our patented, versatile foam platforms or other dosage forms. See “Business–Product Candidates and Pipeline.”

We intend to selectively proceed into clinical trials with these formulations under the FDA’s 505(b)(2) regulatory pathway wherever necessary to expedite FDA approval, and according to our identification of unmet needs and potential market opportunities.

Our research and development expenses totaled $64.5 million, $57.8 million and $25.9 million in 2018, 2017 and 2016, respectively. In the ordinary course of business, we enter into agreements with third parties such as contract research organizations, or CROs, medical institutions, clinical investigators and contract laboratories, to conduct our clinical trials and aspects of our research and preclinical testing. These CROs and other third parties provide us with project management, monitoring, regulatory consulting and investigative services, and their fees are part of our research and development expenses.

Intellectual Property

Our intellectual property and proprietary technology are essential to the development, manufacture, and sale of FMX101 and FMX103 and our future pipeline product candidates. We are committed to protecting our intellectual property rights, core technologies and other know-how, through a combination of patents, trademarks, trade secrets, non-disclosure and confidentiality agreements, licenses, assignments of invention and other contractual arrangements with our employees, consultants, partners, suppliers, customers and others. Additionally, we rely on our research and development program, clinical trials, know-how and marketing and distribution programs to advance our products.

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

We also submit applications for a single European patent application covering the EU member states. If granted, the European patent must be validated in each national member state in which the patent is to continue and becomes a bundle of individual national patents.

Our most important patents are several U.S. patents relating to our lead product candidates, FMX101 and FMX103 which are expected to remain in effect until 2030. These patents relate to a composition of matter comprising a claim to a formulation of a tetracycline antibiotic, which can include minocycline or doxycycline, and therefore, may be less protective than patents that claim a new drug. We also have patents claiming compositions of matter, which relate to FMX101 and FMX103, in Australia, Canada, Great Britain, Israel and Mexico, and patent applications in Canada, the European Union, India and Mexico.

Our other patents granted in the United States have claims relating to certain formulations of our foam platforms and other technology, including emulsion foams, hydrophobic foams, hydroalcoholic and aqueous foams.

Our FMX101 and FMX103 product candidates are based on a different foam technology platform and different patents than those listed in the Orange Book for the foam technology used in Finacea.

As of December 31, 2018, we had a patent portfolio of 175 granted patents in certain countries worldwide, including 68 granted patents in the United States. Additionally, as of December 31, 2018, we had over 40 pending patent applications worldwide, of which over 25 are pending in the United States, describing and claiming our various foam-based platforms and other technology. Our other pending applications relate to various foam platforms such as emulsion foam, hydrophobic foam, hydro-alcoholic foam and water-free foams.

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

If approved and launched, on-marketed products that could compete with our FMX101 product candidate, if approved, include: (A) oral products such as Solodyn (minocycline, Bausch Health), Doryx (doxycycline, Mayne Pharmaceuticals), Targadox (doxycycline, Journey), Acticlate (docycycline, Almirall), Seysara (sarecycline, Almirall) and (B) topical products such as Epiduo (adapalene + BPO, Galderma), Aczone (dapsone, Almirall), Retin-A (tretinoin, Bausch Health), Onexton-Acanya (clindamycin + BPO, Bausch Health) and Tazorac (tazarotene, Almirall).

On-marketed products that could compete with our FMX103 product candidate include: (A) branded and generic oral products containing minocycline, Oracea (doxycycline, Galderma) and (B) topical products such as all forms of metrogel/metronidazole available as a branded or generic product, Soolantra (ivermectin, Galderma), Finacea (azaleic acid, LEO), Rhofade (oxymetazoline, Allergan), Mirvaso (brimonidine, Galderma).

In addition, new products are currently being developed that may compete with our FMX101 and FMX103 product candidates, if they are approved, including: generic versions of any of the above on-marketed products and, specifically for acne: Altreno (tretinoin, Ortho Derm), Seysara (sarecycline, Almirall). In December 2017, Hovione Farmaciencia SA, a private company, announced the commencement of a Phase II clinical trial for its topical gel suspension containing minocycline non-hydrochloride for the treatment of moderate to severe papulopustular rosacea. In October 2018, BioPharmX Corporation initiated its Phase IIb clinical trial of BPX-04, a 1% topical minocycline gel formulation for the treatment of moderate-to-severe papulopustular rosacea. BioPharmX is also developing a topical minocycline gel formulation for the treatment of acne vulgaris, which is currently in Phase IIb clinical trials. If ultimately approved and launched in the United States, these products could be direct competitors to FMX101 and FMX103.

Further, we are developing certain topical products with various licensees combining our proprietary technology with a drug selected by the licensee. While the licenses we grant are exclusive with respect to the specific drug which is licensed, our agreements with these licensees allow them to commercialize the licensed developed products for any topical dermatological application, not just for the specific indication for which each product was originally intended. If any such licensed product proves to be effective for moderate-to severe acne, rosacea or any other indication that we are pursuing with FMX101, FMX103 or our other product candidates, we may face competition from these licensees. Although we believe that FMX101, FMX103 and our other product candidates can outperform the licensed products in the specific indications our product candidates are targeting, such licensed products may nevertheless pose a competitive challenge, as they will have the benefit of our foam technology coupled with the licensees’ potentially greater resources, experience and brand recognition, extensive marketing channels and other capabilities, and possibly the advantage of entering the market before us.

In addition to products that are currently available, other products may be introduced to treat acne, rosacea and other skin disorders during the time that we engage in necessary development. Accordingly, if one of our pipeline products is approved, our main challenge in the market would be to convince dermatologists, pediatricians or other physicians seeking alternatives to oral or other existing treatments to use our product instead. While we are still in the preliminary stages, we believe that our pipeline products could be more effective than the current non-topical alternatives and exhibit significantly less adverse side effects based on our studies to date.

Commercialization

We are currently building a commercial infrastructure to support the potential sales of our product candidates in the United States, and may partner with third parties outside the United States to launch our products in other geographic territories or therapeutic classes. Our intent is to build a commercial sales force specifically targeting dermatologists and other healthcare practitioners who diagnose and manage acne and rosacea patients. We also plan to deploy marketing and targeting efforts using data analytics and consumer outreach vehicles that we believe are underutilized. We expect our sales force will be supported by a centralized, internal team who will direct and manage our marketing and sales efforts, and coordinate market access and payor relationships as well as manage the supply chain. In order to be ready to launch our product candidates once approved, we expect to invest significant financial and management resources to build our commercial operations even before our product candidates are approved.

As part of our commercialization planning, we are currently building our internal sales, marketing, market access and distribution infrastructure. Market research, data analysis and strategic launch planning have been conducted on our near-to-market product portfolio. We have established the market entry strategy for FMX101, preliminary physician targeting models, and portfolio strategies to capitalize on infrastructure synergies. FMX103 market entry planning and comprehensive portfolio commercial plans will begin development in the second half of 2019.

We are conducting landscape assessment research on the market access environment for FMX101 to complete a market access strategy.  We are also evaluating the optimal price range for FMX101 and FMX103, that will reflect their benefits relative to alternative treatments while remaining affordable to potential customers and reimbursable by governments and third-party payors.

Additionally, continuous efforts are deployed to identify unmet needs in the dermatology market, assess their commercial potential and advise on the prioritization of the development of our future product candidates accordingly.

We have entered into a packaging and supply distribution contract with Sharp Corporation, with whom we have contracted to package and distribute our FMX101 product candidate for commercial distribution, if we receive regulatory approval.

Government Regulation

Our business is subject to extensive government regulation. Regulation by governmental authorities in the United States and other jurisdictions is a significant factor in the development, manufacture and marketing of our foam delivered treatments and in our ongoing research and development activities.

Product approval process in the United States

Review and approval of drugs

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA and implementing regulations. Drugs require the submission of an NDA, and approval by the FDA prior to being marketed in the United States. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval may subject an applicant to a variety of administrative or judicial sanctions and enforcement actions brought by the FDA, the Department of Justice or other governmental entities. Possible sanctions may include the FDA’s refusal to approve pending NDAs, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement and civil or criminal penalties.

The process required by the FDA prior to marketing and distributing a drug in the United States generally involves the following:

•	completion of laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, or other applicable regulations;

•	submission to the FDA of an application for an investigational new drug application, or IND, which must become effective before human clinical trials may begin;

•	approval by an independent institutional review board, or IRB, at each clinical site before each trial may be initiated;

•	performance of adequate and well-controlled human clinical trials in accordance with GCP, to establish the safety and efficacy of the proposed drug for its intended use;

•	preparation and submission to the FDA of an NDA or supplemental NDA;

•	satisfactory completion of an FDA advisory committee review, if applicable;

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

Submission of an NDA to the FDA

The results of the preclinical studies and clinical trials, together with other detailed information, including information on the manufacture, control and composition of the product, are submitted to the FDA as part of an NDA requesting approval to market the product candidate for a proposed indication. Under the Prescription Drug User Fee Act, as amended, applicants are required to pay fees to the FDA for reviewing an NDA. These user fees, as well as the annual fees required for commercial manufacturing establishments and for approved products, can be substantial. Each NDA submitted to the FDA for approval is reviewed for administrative completeness and reviewability within 60 days following submission of the application. If found complete, the FDA will “file” the NDA, thus triggering a full review of the application. The FDA may refuse to file any NDA that it deems incomplete or not properly reviewable at the time of submission.

Before approving an NDA, the FDA may inspect the facilities at which the product is manufactured or facilities that are significantly involved in the product development and distribution process, and will not approve the product unless cGMP compliance is satisfactory. The FDA may deny approval of an NDA if applicable statutory or regulatory criteria are not satisfied, or may require additional testing or information, which can delay the approval process. FDA approval of any application may include many delays or may never be granted. If a product is approved, the approval will impose limitations on the indicated uses for which the product may be marketed, may require that warning statements be included in the product labeling, may require that additional studies or trials be conducted following approval as a condition of the approval, may impose restrictions and conditions on product distribution, prescribing or dispensing in the form of risk evaluation and mitigation strategies (REMS) , or impose other limitations.

Once a product is approved, marketing the product for other indicated uses or making certain manufacturing or other changes requires FDA review and approval of a supplemental NDA or a new NDA, which may require additional clinical data and review fees. In addition, further post-marketing testing and surveillance to monitor the safety or efficacy of a product may be required. Also, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if safety or manufacturing problems occur following initial marketing. In addition, new government requirements may be established that could delay or prevent regulatory approval of our product candidates under development.

505(b)(2) NDAs

As an alternative path to FDA approval for modifications to formulations or uses of active ingredients previously approved by the FDA, an applicant may submit an NDA under Section 505(b)(2) of the FDCA. Section 505(b)(2) was enacted as part of the Hatch-Waxman Amendments and permits the filing of an NDA where at least some of the information required for approval comes from FDA’s conclusions of safety or efficacy from studies or trials not conducted by or for the applicant, and for which the applicant has not received a right of reference If the 505(b)(2) applicant can establish that reliance on the FDA’s previous findings of safety and effectiveness is scientifically appropriate, it may eliminate the need to conduct certain preclinical studies or clinical trials of the new product. The FDA may also require companies to perform additional studies or measurements, including clinical trials, to support the change from the approved reference, or “listed” drug. The FDA may then approve the new product candidate for all, or some, of the label indications for which the reference drug has been approved, as well as for any new indication sought by the 505(b)(2) applicant.

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

The Orange Book

In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent whose claims cover the applicant’s product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an ANDA. An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing to be bioequivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct, or submit results of, pre-clinical or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved in this way are considered to be therapeutically equivalent to the listed drug, are commonly referred to as “generic equivalents” to the listed drug, and can often be substituted by pharmacists under prescriptions written for the original listed drug in accordance with state law.

To the extent that a Section 505(b)(2) NDA relies on clinical trials conducted for a previously approved drug product or the FDA’s prior findings of safety and effectiveness for a previously approved drug product, the Section 505(b)(2) applicant must submit patent certifications in its Section 505(b)(2) application with respect to any patents for the previously approved product on which the applicant’s application relies that are listed in the Orange Book. Specifically, the applicant must certify for each listed patent that, in relevant part, (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired, but will expire on a particular date and approval is not sought until after patent expiration; or (iv) the listed patent is invalid, unenforceable or will not be infringed by the proposed new product.

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

Exclusivity

In addition to patent protections applicable to a listed drug, a Section 505(b)(2) application may be subject to periods of statutory market exclusivity afforded to an approved new drug. Statutory market exclusivity provides the holder of an approved NDA limited protection from new competition in the marketplace for the innovation represented by its approved drug product, and precludes approval of certain 505(b)(2) applications for prescribed periods of time. Exclusivity is available for new chemical entities, as well as for significant changes in already approved drug products, such as a new use. FDA may refuse to approve a Section 505(b)(2) application to the extent it is subject to market exclusivity. Upon NDA approval of a new chemical entity or NCE, which is a drug that contains no active moiety that has been approved by the FDA in any other NDA, that drug receives five years of marketing exclusivity during which time the FDA cannot receive any ANDA or 505(b)(2) application seeking approval of a drug that references a version of the NCE drug. Certain approvals granted for change(s) to a drug resulting from new clinical studies that were “essential to approval,” such a new dosage form, strength, route of administration, dosing regimen or indication, are associated with a three-year period of exclusivity. During this three-year exclusivity, the FDA cannot approve an ANDA or 505(b)(2) application that includes the change(s). Drugs based on an “old antibiotic,” such as our FMX101 and FMX103 product candidates which contain minocycline, must also demonstrate “a significant new use” such as a new indication for a previously approved antibiotic, and not just refinements in labeling related to previously approved uses, in order to qualify for the three-year exclusivity.

Post-approval requirements

Any drug products for which we receive FDA approval will be subject to continuing regulation by the FDA. Certain requirements include, inter alia, record-keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information on an annual basis or more frequently for specific events, product sampling and distribution requirements, complying with certain electronic records and signature requirements and complying with FDA promotion and advertising requirements. These promotion and advertising requirements include, among others, standards for direct-to-consumer advertising, prohibitions against promoting drugs for uses or patient populations that are not described in the drug’s approved labeling, known as “off-label use,” and other promotional activities, such as those considered to be false or misleading. Failure to comply with FDA requirements can have negative consequences, including the immediate discontinuation of noncomplying materials, adverse publicity, enforcement letters from the FDA, mandated corrective advertising or communications with doctors, and civil or criminal penalties. Such enforcement may also lead to scrutiny and enforcement by other government and regulatory bodies.

Although physicians may prescribe legally available drugs for off-label uses, manufacturers may not encourage, market or promote such off-label uses. As a result, “off-label promotion” has formed the basis for litigation under the Federal False Claims Act, or FCA, violations of which are subject to significant civil fines and penalties. In addition, under the federal Physician Payments Sunshine Act, manufacturers of certain prescription products are required to disclose annually to the Centers for Medicaid and Medicare Services, or CMS payments or transfers of value made to “covered recipients” and teaching hospitals, and ownership or investment interests held by covered recipients and their immediate family members. Reportable payments and transfers of value may be direct or indirect, in cash or kind, for any reason, and are required to be disclosed even if the transfers are not related to an approved product. Failure to comply with the Physician Payments Sunshine Act could result in penalties up to $1.15 million per year.

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

The FDA also may require post-marketing testing, or Phase IV testing, as well as REMS to monitor the effects of an approved product or place conditions on an approval that could otherwise restrict the distribution or use of our products.

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

Separately, in the event the FDA makes a written request for pediatric data relating to a drug product, an NDA sponsor who submits such data may be entitled to pediatric exclusivity. Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional 6 months of marketing protection to the term of any existing regulatory exclusivity, including the non-patent and orphan exclusivity.

Patent term restoration and extension

A patent claiming a new drug product may be eligible for a limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the “Hatch-Waxman Act,” which permits a patent restoration of up to five years for patent term lost during product development and the FDA regulatory review. The restoration period granted is typically one-half the time between the effective date of an IND and the submission date of an NDA, plus the time between the submission date of an NDA and the ultimate approval date. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved drug product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple drugs for which approval is sought can only be extended in connection with one of the approvals. The USPTO reviews and approves the application for any patent term extension or restoration in consultation with the FDA. Since the active pharmaceutical ingredients of our FMX101 and FMX103 product candidates are already known and marketed in tablet form, the patents supporting these products were not eligible for the said patent term extension.

Review and approval of drug products outside the United States

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing manufacturing, clinical trials, commercial sales and distribution of our future products. Whether or not we obtain FDA approval for a product candidate, we must obtain approval of the product by the comparable regulatory authorities of foreign countries before commencing clinical trials or marketing in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

Pharmaceutical coverage, pricing and reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we obtain regulatory approval. In the United States and other markets, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of coverage and adequate reimbursement from third party payors. Third party payors include government health administrative authorities, managed care providers, private health insurers and other organizations. The process for determining whether a payor will provide coverage for a drug product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the drug product. Third party payors may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the FDA-approved drug products for a particular indication.

Third party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of FMX101 and FMX103, in addition to the costs required to obtain the FDA approvals. Additionally, FMX101 and FMX103 may not be considered medically necessary or cost-effective. A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

In March 2010, the President of the United States signed one of the most significant healthcare reform measures in decades. The healthcare reform law, also known as the Affordable Care Act, or ACA, substantially changes the way healthcare will be financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. This comprehensive legislative overhaul was expected to extend coverage to approximately 36 million previously uninsured Americans. However, the individual mandate was recently repealed by Congress in The Tax Cuts and Jobs Act of 2017, or the Tax Act, tax reform bill that was signed into law in December 2017 and became effective January 1, 2019. The Joint Committee on Taxation estimates that the repeal will result in over 13 million Americans losing their health insurance coverage over the next ten years and is likely to lead to increases in insurance premiums. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of the ACA, and because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. While neither the Texas District Court Judge, Trump administration nor CMS have stated that the ruling will have an immediate effect, it is unclear how this decision, subsequent appeals, if any, and other efforts to repeal and replace the ACA will impact the ACA.

The ACA requires the pharmaceutical industry to share in the costs of reform by increasing Medicaid rebates and expanding Medicaid rebates to cover Medicaid managed care programs, among other things. The ACA also includes funding of pharmaceutical costs for Medicare patients in excess of the prescription drug coverage limit and below the catastrophic coverage threshold. The Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA, effective January 1, 2019, to close this gap, also known as the “donut hole”. Additionally, an excise tax was levied against certain branded pharmaceutical products. The Administration is expected to evaluate drug pricing and the  Medicare parts B and D programs in terms of policy changes in the next session of Congress.

CMS administers the Medicaid drug rebate program, in which pharmaceutical manufacturers pay quarterly rebates to each state Medicaid agency. Generally, for branded prescription drugs marketed under NDAs, as our product candidates are expected to be, manufacturers are required to rebate the greater of 23.1% of the average manufacturer price or the difference between such price and the best price during a specified period. An additional rebate for products marketed under NDAs is payable if the average manufacturer price increases at a rate higher than inflation, and other methodologies apply to new formulations of existing drugs. In addition, the ACA revised certain definitions used for purposes of calculating the rebates, including the definition of “average manufacturer price.” Various state Medicaid programs have implemented voluntary supplemental drug rebate programs that may provide states with additional manufacturer rebates in exchange for preferred status on a state’s formulary or for patient populations that are not included in the traditional Medicaid drug benefit coverage.

In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that drug products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies or trials that compare the cost-effectiveness of a particular drug candidate to currently available therapies. For example, the European Union provides options for its member states to restrict the range of drug products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. European Union member states may approve a specific price for a drug product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the drug product on the market. Other member states allow companies to fix their own prices for drug products, but monitor and control company profits. The downward pressure on health care costs in general, and particularly on prescription drugs, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert competitive pressure that may reduce pricing within a country. Any country that has price controls or reimbursement limitations for drug products may not allow favorable reimbursement and pricing arrangements.

Healthcare laws and regulations

Healthcare providers, physicians and third party payors play a primary role in the recommendation and prescription of drug products that are granted marketing approval. Arrangements with healthcare providers, third party payors and other customers are subject to broadly applicable fraud and abuse and other healthcare laws and regulations. Such restrictions under applicable federal and state healthcare laws and regulations include the following:

•
the federal healthcare Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare or Medicaid, the term “remuneration” has been broadly interpreted to include anything of value. The intent standard under the federal Anti-Kickback Statute was amended by ACA to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it, in order to have committed a violation. Moreover, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil FCA;

•
the federal civil and criminal false claims laws and civil monetary penalties laws, including the federal FCA, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false, fictitious or fraudulent claims for payment from Medicare, Medicaid or other federal healthcare programs, knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government, Private individuals or whistleblowers can bring FCA “qui tam” actions on behalf of the government and may share in amounts recovered;

•
the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for, among other things, executing or attempting to execute a scheme to defraud any healthcare benefit program, including any third party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statements or representations, or making false statements relating to healthcare benefits, items, or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;

•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, which imposes privacy, security transmission and breach reporting obligations  with respect to individually identifiable health information including PHI, upon “covered entities” subject to the law, such as health plans, healthcare clearinghouses and certain healthcare providers, and their respective business associates that perform services on their behalf that involve individually identifiable health information, including PHI. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions; and

•
the federal Physician Payments Sunshine Act requires certain manufacturers of prescription drugs, devices and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to annually report to CMS information related to payments and other transfers of value to physicians, dentists, optometrists, podiatrists, chiropractors and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members; and

•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers; state laws that require drug companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state and local laws that require the licensure of sales representatives; state laws that require drug manufacturers to report information related to drug pricing or payments and other transfers of value to healthcare providers or marketing expenditures and pricing information; data privacy and security laws and regulations in foreign jurisdictions that may be more stringent than those in the United States (such as the European Union, which adopted the General Data Protection Regulation, which became effective in May 2018); state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts; and state laws related to insurance fraud in the case of claims involving private insurers.

If our operations are found to be in violation of any of the healthcare laws or regulations described above or any other healthcare regulations that apply to us, we may be subject to penalties, including administrative, civil and criminal penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, imprisonment, additional reporting obligations and oversight if we becomes subject to a corporate integrity agreement or consent decree, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and pursue our strategy.

Manufacturing, Supply and Production

We do not own or operate manufacturing facilities for the production of our product candidates; however, we may develop our own manufacturing operations in the future. We currently rely on third party contract manufacturers for all of our required raw materials, active ingredients and finished products for our preclinical research and clinical trials, including the Phase III clinical trials for FMX101, FMX103 and our additional product candidates, as applicable. We have contractual relationships for the manufacture of clinical supplies of FMX101 and FMX103, and for commercial supplies if these products are approved. If FMX101, FMX103 or any of our other product candidates are approved by any regulatory agency, we intend to enter into additional agreements with one or more third party contract manufacturers as secondary manufacturers for the commercial production of these products. We, and our contract manufacturers, are developing the validation processes, methods, tests and or controls suitable for commercial scale manufacturing of our various product candidates and for defining their properties. Changes in manufacturing scale or the manufacturer may require changes to processes, methods, tests and or controls, which may take time to develop, validate and implement.

Development stage and commercial quantities of any products that we develop will need to be manufactured in facilities, and by processes, that comply with the requirements of the FDA and the regulatory agencies of other jurisdictions in which we seek approval. We currently employ internal and external resources to manage our manufacturing contractors. The relevant manufacturers of our drug products for our current preclinical and clinical trials have advised us that they are compliant with both Good Laboratory Practices, or GLP, and current Good Manufacturing Practices, or cGMP.

Our product candidates, if approved, may not be producible in sufficient commercial quantities, in compliance with regulatory requirements or at an acceptable cost. We and our contract manufacturers are, and will be, subject to extensive governmental regulation in connection with the manufacture of any pharmaceutical products or medical device constituent components. We and our contract manufacturers must ensure that all of the processes, methods and equipment are compliant with cGMP and cGLP for drugs on an ongoing basis, as mandated by the FDA and foreign regulatory authorities, and conduct extensive audits of vendors, contract laboratories and suppliers.

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

These laws, regulations and permits could potentially require the expenditure by us of significant amounts for compliance or remediation. If we fail to comply with such laws, regulations or permits, we may be subject to fines and other civil, administrative or criminal sanctions, including the revocation of permits and licenses necessary to continue our business activities. In addition, we may be required to pay damages or civil judgments in respect of third party claims, including those relating to personal injury (including exposure to hazardous substances we use, store, handle, transport, manufacture or dispose of), property damage or contribution claims. Some environmental, health and safety laws allow for strict, joint and several liability for remediation costs, regardless of comparative fault. We may be identified as a responsible party under such laws. Such developments could have a material adverse effect on our business, financial condition and results of operations.

In addition, laws and regulations relating to environmental, health and safety matters are often subject to change. In the event of any changes or new laws or regulations, we could be subject to new compliance measures or to penalties for activities which were previously permitted. For instance, Israeli regulations were promulgated in 2011 relating to the discharge of industrial sewage into the sewer system. These regulations establish new and potentially significant fees for discharging forbidden or irregular sewage into the sewage system.

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

Employees

As of February 1, 2019, we had a total of 81 employees, 80 of whom are full-time employees, 49 of whom were primarily engaged in research and development activities. A total of 8 employees have an M.D. or Ph.D. degree. None of our employees are represented by a labor union, and we consider our employee relations to be good.

Financial and Segment Information

We operate our business as a single segment, as defined by generally accepted accounting principles. Our financial information is included in the consolidated financial statements and the related notes. See “Financial Statements and Supplementary Data” for further information.

Legal Proceedings

From time to time, we may become involved in litigation or other legal proceedings relating to claims that we consider to be arising from the ordinary course of our business. There are currently no claims or actions pending against us that, in the opinion of our management, are likely to have a material adverse effect on our business.

Corporate Information

Our legal and commercial name is Foamix Pharmaceuticals Ltd. (formerly Foamix Ltd.). We were originally incorporated as a limited liability company under the laws of the State of Israel on January 19, 2003 as Foamix Ltd. We are registered with the Israeli Registrar of Companies. Our registration number is 51-336881-1. Article 3 of our Articles of Association provides that our objectives are to conduct all types of business as are permitted by law.

Our corporate structure consists of Foamix Pharmaceuticals Ltd. and Foamix Pharmaceuticals Inc., our wholly-owned U.S. subsidiary, which was incorporated on May 6, 2014, under the laws of the State of Delaware, and which is intended to serve as our marketing and sales arm in the United States.

We continue to be an “emerging growth company,” as defined in Section 2(a) of the Securities Act and as modified by the JOBS Act. As such, we are eligible to, and take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not “emerging growth companies,” such as not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We will remain an emerging growth company until the earliest of: (i) the last day of our fiscal year during which we have total annual gross revenues of at least $1.07 billion; (ii) the last day of our fiscal year following the fifth anniversary of the closing of our initial public offering, specifically, December 31, 2019; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act with at least $700 million of equity securities held by non-affiliates. However, in the event we are still a "smaller reporting company," as defined in Rule 12b-2 of the Exchange Act, after our emerging growth company status has terminated, we will be able to continue to take advantage of certain reduced or scaled disclosure requirements for as long as we continue to have smaller reporting company status.

Our principal executive offices are located at 2 Holzman St., Weizmann Science Park, Rehovot 7670402, Israel, and our telephone number is +972-8-9316233. Our website is www.foamix.com. The information contained on, or that can be accessed through, our website does not constitute a part of this Annual Report and is not incorporated by reference herein. Foamix Pharmaceuticals Inc., our wholly-owned subsidiary, was incorporated on May 6, 2014 under the laws of the State of Delaware, with the intent to serve as our marketing and sales arm in the United States. Foamix Pharmaceuticals Inc. has been appointed as our agent for service of process in the United States and is located at 520 U.S. Highway 22, Suite 305, Bridgewater, New Jersey 08807.

ITEM 1A-RISK FACTORS

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

Risks Related to Our Business and Industry

We are largely dependent on the success of our lead product candidates, FMX101 and FMX103 for the treatment of acne and rosacea, respectively.

We have invested a majority of our efforts and financial resources in the research and development of FMX101 for the treatment of moderate-to-severe acne and FMX103 for the treatment of moderate-to-severe papulopustular rosacea, which have both completed Phase III clinical trials. We continue to dedicate our resources toward (i) obtaining approval of an NDA by the FDA for FMX101 by the end of 2019; (ii) submitting an NDA to the FDA for FMX103 in mid-2019; and (iii) advancing our other pipeline candidates. The success of our business depends largely on our ability to fund, execute and complete the development of, obtain regulatory approval for and successfully commercialize FMX101 and FMX103 in a timely manner. If we fail to do so, we may not be able to obtain adequate funding to continue to operate our business.

We have not obtained regulatory approvals to market any of our product candidates, and we may be delayed in obtaining or fail to obtain such regulatory approvals and to commercialize our product candidates.

The process of developing, obtaining regulatory approval for and commercializing our product candidates is long, complex, costly and uncertain, and delays or failure can occur at any stage. Furthermore, the research, testing, manufacturing, labeling, marketing, sale and distribution of drugs are subject to extensive and rigorous regulation by the FDA, and foreign regulatory agencies. These regulations are agency-specific and differ by jurisdiction. We are not permitted to market any of our product candidates in the United States until we receive approval of an NDA from the FDA, or in any foreign countries until we receive the requisite approval from the respective regulatory agencies in such countries. To gain approval of an NDA or other equivalent regulatory approval, we must provide the FDA or relevant foreign regulatory authority with clinical data that demonstrates the continued safety and efficacy of the product for the intended indication.

We have not received formal regulatory clearance to market FMX101 or FMX103  from the FDA, or from comparable foreign regulatory authorities. Our other product candidates are at earlier stages of development and therefore subject to similar or even greater uncertainty and risk than FMX101 and FMX103.

Although we received positive Phase III clinical trial results for FMX101 and FMX103, the results of those clinical trials may be unsatisfactory to the FDA or foreign regulatory authorities even if we believe those clinical trials were successful. The FDA or applicable foreign regulatory agencies may suspend one or all of our clinical trials or require that we conduct additional clinical, nonclinical, manufacturing, validation or drug product quality studies and submit that data before considering or reconsidering any NDA or similar foreign regulatory application we may submit. Depending on the extent of these additional studies, approval of any applications that we submit may be significantly delayed, or may require us to expend more resources than we have available. It is also possible that additional studies we conduct may not be considered sufficient by the FDA or applicable foreign regulatory agencies to provide regulatory approval.

If any of these outcomes occur, we would not receive approval for FMX101, FMX103 or our other product candidates and may be forced to cease operations.

Changes in funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions including our NDA which was filed in December 2018 seeking approval for our product candidate FMX101 for the treatment of inflammatory lesions of non-nodular moderate-to-severe acne vulgaris in patients 9 years of age and older, and such delays could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

If the FDA does not conclude that FMX101 or FMX103 satisfy the requirements under Section 505(b)(2) of the Federal Food Drug and Cosmetics Act, or Section 505(b)(2), or if the requirements for these product candidates under Section 505(b)(2) are not as we expect, the approval pathway will likely take significantly longer, cost significantly more and entail significantly greater complications and risks than anticipated, and in either case may not be successful.

We have completed our pivotal Phase III trials for FMX101 and FMX103 under the FDA’s 505(b)(2) regulatory pathway. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, added Section 505(b)(2) to the Federal Food, Drug and Cosmetic Act, or FDCA. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant, and for which the applicant has not received a right of reference, which could expedite the development program for FMX101 and FMX103 by potentially decreasing the amount of clinical data that we would need to generate in order to obtain FDA approval. If the FDA does not allow us to pursue the Section 505(b)(2) regulatory pathway, we may need to conduct additional clinical trials, provide additional data and information, and meet additional standards for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval for these product candidates, and complications and risks associated with these product candidates, would likely increase significantly. Moreover, inability to pursue the Section 505(b)(2) regulatory pathway could result in new competitive products reaching the market more quickly than our product candidates, which would likely harm our competitive position and prospects. Even if we are allowed to pursue the Section 505(b)(2) regulatory pathway, our product candidates may not receive the requisite approvals for commercialization.

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

Moreover, even if our product candidates are approved under Section 505(b)(2), the approval may be subject to limitations on the indicated uses for which the product may be marketed or to other conditions of approval, or may contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the products.

We may not receive regulatory exclusivity for our product candidates under the Hatch-Waxman Act since our lead product candidates are based on an “old antibiotic” and therefore potential competitors may develop generic versions of our product(s) after launch that, if approved, could compete directly with our product(s) sooner that we expect.

Statutory exclusivity provides the holder of an approved NDA limited protection from new competition in the marketplace for the innovation represented by its approved drug product, and precludes approval of certain 505(b)(2) applications and ANDAs, including for a generic version of the drug product, for prescribed periods of time. During the exclusivity period, the FDA may not approve a Section 505(b)(2) application or ANDA to the extent it is subject to exclusivity, or in the case of exclusivity for a new chemical entity may not receive a Section 505(b)(2) application or ANDA. Changes to a drug resulting from new clinical studies (other than bioavailability studies) that were “essential to approval,” and conducted or sponsored by the applicant, such as a new dosage form, strength, route of administration, dosing regimen or indication, are associated with a three-year period of exclusivity during which the FDA cannot approve an ANDA or 505(b)(2) application for the change.

Drugs based on an “old antibiotic,” such as minocycline, are subject to an additional limitation and will not receive three-year exclusivity for a “condition of use” that was approved before October 8, 2008. Prior to 2008, drugs based on an “old antibiotic” were not eligible for Hatch-Waxman Act exclusivity. In 2008, the Q1 Program Supplemental Funding Act of 2008 made drugs containing old antibiotics eligible for three-year exclusivity under certain conditions, but excluded from eligibility for that exclusivity any “condition of use” approved for such drugs before October 8, 2008. The statute does not define “condition of use” but the U.S. District Court has provided recent guidance in Viropharma, Inc. v. Hamburg, 898 F. Supp.2d (District of Columbia, 2012). In Viropharma, the court held that a supplemental new drug approval for the drug Vancocin was not eligible for three-year exclusivity because the supplemental new drug application at issue did not constitute a “significant new use” for the drug. The court held that the “inclusion of more specific dosing information that was within the range specified in the prior label,” “new instructions on monitoring patients’ renal function,” and “new instructions for the continuation of treatment in older patients” did not effect a “significant new use” but rather served only to “refine labeling regarding already approved conditions of use.” The FDA also emphasized that had the company sought approval for a new indication or a new dosing regimen, it would have had to comply with other statutory requirements (including by providing new pediatric data), and that since the company did not have to provide the clinical data, it did not merit the three-year exclusivity for old antibiotics.

We believe that the clinical data submitted for our product candidates will satisfy the exclusivity requirements for old antibiotics. Our Phase III clinical trials for FMX101 provide new clinical (including new pediatric) data that supports a topical route of administration, a new dosing regimen and a significantly lower concentration of minocycline than the prior oral form. FMX103 is indicated for the treatment of moderate-to-severe papulopustular rosacea, which is a new indication for minocycline. While we believe that any clinical data submitted to support FMX101, FMX103 and each of our other pipeline products containing an old antibiotic will provide the required new significant benefits and uses to qualify for the three-year non-patent exclusivity, if the FDA and the U.S. courts do not agree with us, the product candidate would not be protected by three-year exclusivity under the Hatch Waxman Act. While we would continue to be able to enforce our patents against infringement by third-parties, including a 30-month or any further stay or injunction from a court during the pendency of litigation, the FDA could approve an ANDA for a generic version of our product and a company could launch the product at risk, which would allow a generic into the market sooner than we expect. In addition, even if the FDA awards three-year exclusivity to each of these products, its scope will depend on how the FDA defines the exclusivity-protected change. If the FDA defines this change more narrowly than we anticipate, the three-year exclusivity could provide less protection against generic competition than expected.

Because our Phase III clinical trials for FMX101 and FMX103 were not conducted head-to-head with the current standard of care drugs, the comparison of our results to those of existing drugs, and the conclusions we have drawn from such comparisons, may be inaccurate, and the FDA may require our Phase III trials to be controlled against such drugs.

None of our Phase III clinical trials for FMX101 and FMX103 were conducted in head-to-head comparison with the drugs considered the current standard of care for the relevant indications, namely Solodyn for moderate-to-severe acne, and topical antimicrobials (such as Metrogel, generic metronidazole and Finacea) for rosacea. This means that none of the patient groups participating in these trials were or are being treated with the standard of care drugs alongside the groups treated with our product candidates. Instead, we have compared the results of our clinical trials with historical data from prior clinical trials conducted for the standard of care drugs, as presented in their respective product labels.

Direct comparison generally provides more reliable information about how two or more drugs compare, and reliance on indirect comparison for evaluating their relative efficacy or other qualities is problematic due to a lack of objective or validated methods to assess trial similarity. For example, the various trials were likely conducted in different countries with different demographic features and in patients with different baseline conditions and different hygiene standards, among other relevant asymmetries. Therefore, the conclusions we have drawn from comparing the results of our trials with those published in the product labels for these current standard of care drugs, including conclusions regarding the relative efficacy and expediency of FMX101 and FMX103, may be distorted by the inaccurate methodology of the comparison.

The FDA may require the Phase III clinical trials of our product candidates to be controlled against the drugs that are currently considered the standards of care for the treatment of the relevant indications, instead of being controlled against a vehicle that does not contain minocycline or against a different dosage of our minocycline foam, as was the case in our Phase II clinical trials. Furthermore, even if the FDA does not impose such a requirement in connection with our Phase III clinical trials, the FDA generally requires adequate, well-controlled head-to-head clinical trials to support comparative claims regarding marketed products. As a result, we may decide to conduct comparative studies of FMX101, FMX103 or any of our other product candidates that are commercialized in the future to support comparative claims used in the marketing of those product candidates. Significant additional time and expense will be required to design and conduct any head-to-head trials, and any such trials may face difficulty in patient enrollment due to their complexity. For example, in the case of FMX101 for moderate-to-severe acne, the standard of care is an oral drug, Solodyn, whereas FMX101 is a topical drug. To conduct a double-blind study comparing the two treatments, all patients would need to receive both modalities, with either the oral or topical treatment consisting of a placebo, increasing the complexity and cost. If we are unable to conduct head-to-head trials for one or more of our product candidates, even if such product candidates are approved for marketing in the United States, we will not be able to make claims comparing such product candidates to the current standards of care or other competitor products which may negatively impact sales of these products.

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

•
the FDA’s and foreign regulatory agencies’ acceptance of the sufficiency of the data we collected from our preclinical studies and clinical trials of FMX101 and FMX103 to support the submission of an NDA or similar foreign regulatory application without requiring additional preclinical or clinical trials;

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

•
the FDA’s and foreign regulatory agencies’ willingness to grant separate approvals for adults and children, where we may have successful clinical trial results for adults but not for children, or vice versa;

•	the FDA’s and foreign regulatory agencies’ satisfaction with the safety and efficacy of FMX101 and FMX103 or our other product candidates;

•	the prevalence and severity of adverse events associated with FMX101, FMX103 and our other product candidates;

•	the timely and satisfactory performance by third party contractors of their obligations in relation to our clinical trials;

•	our success in educating dermatologists, pediatricians and patients about the benefits, administration and use of FMX101, FMX103 and our other product candidates, if approved;

•	our ability to raise additional capital on acceptable terms in order to achieve our goals;

•	the availability, perceived advantages, relative cost, safety and efficacy of alternative and competing treatments;

•	the effectiveness of our marketing, sales and distribution strategy and operations, as well as that of our current and future licensees;

•	our ability to develop, validate and maintain a commercially viable manufacturing process that is compliant with current good manufacturing practices, or cGMP;

•	our ability to take advantage of the 505(b)(2) regulatory pathway and obtain regulatory marketing exclusivity for our products, under the Hatch-Waxman Act;

•	our ability to obtain protect and enforce our intellectual property rights with respect to FMX101, FMX103 or our other product candidates;

•
our ability to bring an action timely for patent infringement arising out of the filing of ANDAs by generic companies seeking approval to market generic versions of our products before the expiry of our patents; and

•	our ability to avoid third party claims of patent infringement or intellectual property violations.

If we fail to achieve these objectives or to overcome the challenges presented above, many of which are beyond our control, in a timely manner, we could experience significant delays or an inability to successfully commercialize our product candidates. Accordingly, we may not be able to generate sufficient revenues through the sale of FMX101, FMX103 or our other product candidates to enable us to continue our business.

We may encounter delays in completing clinical trials for our product candidates and may even be prevented from commencing such trials due to factors that are largely beyond our control.

We have in the past and may in the future experience delays in completing our ongoing clinical trials and in commencing future clinical trials. We experienced significant delays in our Phase III clinical program for FMX101 for acne, first due to quality control issues with certain active ingredients supplied to us by a third party and due to insufficient results in one of the co-primary endpoints, namely IGA treatment success, in one of the two initial Phase III trials, after which we conducted an additional Phase III clinical trial. Such difficulties may arise again in future trials for other indications and for our other product candidates.

We rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials. While we have agreements governing the committed activities of our CROs, we have limited influence over their actual performance. A failure of one or more of our clinical trials can occur at any time during the clinical trial process. Clinical trials can be delayed or aborted for a variety of other reasons, including delay or failure to:

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

FMX101, FMX103 and other product candidates may produce undesirable side effects that we may not have detected in our clinical trials. This could prevent us from gaining marketing approval or market acceptance for this product candidate, or from maintaining such approval and acceptance, and could substantially increase commercialization costs and even force us to cease operations.

To date, FMX101 and FMX103 have not been associated with drug-related systemic side effects and only a few cases of mild and temporary skin reactions have been reported, most of which disappeared on their own within 12 weeks from the beginning of the treatment. FMX101 and FMX103 have both been observed to have a generally favorable safety profile, with the most commonly reported adverse events related to upper respiratory tract infections, and there were no treatment-related serious adverse events reported. Nonetheless, upon commercialization of FMX101, FMX103 or other product candidates, if approved, the clinical exposure of the drugs will be significantly expanded to a wider and more diverse group of patients than those participating in the clinical trials, which may reveal undesirable side effects caused by these products that were not previously observed or reported in the current clinical trials.

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

•	the FDA or foreign regulatory authorities may issue negative publicity regarding the affected product, including safety communications;

•	we may be limited with respect to the safety-related claims that we can make in our marketing or promotional materials;

•	we may be required to change the way the product is administered, conduct additional preclinical studies or clinical trials or restrict or cease the distribution or use of the product;

•	perception of our products by physicians and patients may be adversely affected; and

•	we could be sued and held liable for harm caused to patients.

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

Even if we receive approval of any regulatory filing for FMX101, FMX103 or any of our other product candidates, the FDA or applicable foreign regulatory agency may grant approval contingent on the performance of additional costly post-approval clinical trials or REMS to monitor the safety or efficacy of the product, which could negatively impact us by reducing revenues or increasing expenses, and cause the product not to be commercially viable. Absence of long-term safety data may further limit the approved uses of our products, if any.

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

If we fail to comply with the regulatory requirements of the FDA or other applicable foreign regulatory authorities, or if we discover previously unknown problems with any approved commercial products, manufacturers or manufacturing processes, we could be subject to administrative or judicially imposed sanctions or other setbacks, which could require us to take corrective actions, including to:

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

Even if we obtain FDA or foreign regulatory approvals for FMX101, FMX103 or any of our other product candidates, the commercial success of such products will depend significantly on their broad adoption and use by dermatologists, pediatricians and other physicians for approved indications, including, in the case of FMX101 and FMX103, for the treatment of moderate-to-severe acne and moderate-to-severe rosacea, respectively, as well as any other therapeutic indications that we may seek to pursue.

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

•
overcoming biases of physicians and patients towards [existing??] topical treatments for moderate-to-severe acne, rosacea or other indications and their willingness to adopt new therapies for these indications;

•
the cost of treatment in relation to alternative treatments, the extent to which these costs are covered and adequately reimbursed by third party payors, and patients’ willingness to pay for our products;

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

We have in the past and may again in the future decide to discontinue the development of any of our product candidates in our pipeline or not to continue to commercialize any of our product candidates. In December 2017, we discontinued further in-house development of FMX102 for the treatment of impetigo and FMX104 for the treatment of chemotherapy-induced rash due to our reassessment of the limited market opportunities for these products in light of our then-existing limited cash and resources. In the future, we may discontinue development of other product candidates for a variety of reasons, such as the appearance of new technologies that make our product less commercially viable, an increase in competition from generic or other competing products, changes in or failure to comply with applicable regulatory requirements, the discovery of unforeseen side effects during clinical development or after the approved product has been marketed or the occurrence of adverse events at a rate or severity level that is greater than experienced in prior clinical trials. If we discontinue a program in which we have invested significant resources, we will not receive any return on our investment and we will have missed the opportunity to have allocated those resources to other product candidates in our pipeline that may have had potentially more productive uses.

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

We plan to seek regulatory approval in the United States for FMX101 and FMX103 for the treatment of moderate-to-severe acne and moderate-to-severe rosacea, respectively. If FMX101 is approved, the FDA will restrict our ability to market or advertise FMX101 and FMX103 for other indications, which could limit physician and patient adoption. We may seek to promote and commercialize FMX101 and FMX103 in Europe or in other jurisdictions through third party partnerships, by applying for marketing approval in other respective jurisdictions, or we may develop new or additional uses or protocols for FMX101 or FMX103 in the future, but we may not receive the clearances required to do so. If we proceeded to submit for marketing approval in other territories, we or our partners would likely be required to conduct additional clinical trials or studies to support approvals for such additional jurisdictions or indications, which would be time consuming and expensive, and may produce results that do not support regulatory approvals.

Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. The marketing approval process in other countries may include all of the risks detailed above regarding FDA approval in the United States as well as other risks. In particular, in many countries outside the United States, it is required that a product receive pricing and reimbursement approval before the product can be commercialized. This can result in substantial delays in such countries. In other countries, product approval depends on showing superiority to an approved alternative therapy. This may lead to conducting complex clinical trials that require additional significant resources.

None of our products are currently approved for sale in any jurisdiction, including the United States or any international markets. If we fail to comply with regulatory requirements in the United States or any international market we decide to enter, or to obtain and maintain required approvals, or if regulatory approvals in the United States or the relevant international markets are delayed, our target market will be reduced and our ability to realize the full market potential of our products will be harmed.

Marketing approval in one jurisdiction does not ensure marketing approval in another, but a failure or delay in obtaining marketing approval in one jurisdiction may have a negative effect on the regulatory process in others. Failure to obtain a marketing approval in other countries or any delay or setback in obtaining such approval would impair our ability to obtain approval for our product candidates in the United States or to develop foreign markets for our products. This could limit the full commercial potential of FMX101, FMX103 or our other products.

If we are not successful in developing, acquiring regulatory approval for and commercializing additional product candidates beyond FMX101 or FMX103, our ability to expand our business and achieve our strategic objectives will be impaired.

Although we will devote a substantial portion of our resources on the continued clinical testing and potential approval of FMX101 for the treatment of moderate-to-severe acne and FMX103 for the treatment of moderate-to-severe rosacea, another key element of our strategy is to discover, develop and commercialize products based on our proprietary foam platforms to serve additional dermatology indications and therapeutic markets. We are seeking to do so through our internal research programs, but our resources are limited, and our current programs are primarily geared towards clinical testing and seeking regulatory approval for FMX101 and FMX103. We may also explore strategic collaborations for the development or acquisition of new products and product candidates, but we may not be successful in entering into such relationships. While we have completed three Phase III clinical trials for our lead product candidate, FMX101, for the treatment of moderate-to-severe acne, and two Phase III clinical trials for FMX103 for the treatment of rosacea, all of our other potential product candidates remain in earlier stages of development. Research programs to identify product candidates require substantial technical, financial and human resources, regardless of whether any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including:

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

If we receive marketing approval, the expected indication of FMX101 will be moderate-to-severe acne and the expected indication of FMX103 will be moderate-to-severe rosacea. The facial aesthetic market in general, and the market for acne treatments in particular, is highly competitive and dynamic, and is characterized by rapid and substantial technological development and product innovations. FMX101, if approved, may face significant competition from other acne products, including oral drugs such as Solodyn, Doryx, Dynacin, Acticlate and Minocin, and topical anti-acne drugs such as Acanya, Ziana, Epiduo, Benzaclin, Aczone and Differin. FMX103, if approved, may face significant competition from other rosacea products, including oral drugs such as Oracea®, and topical anti-rosacea drugs such as Metrogel, Soolantra and Finacea, all of which have been approved for marketing and are currently available to consumers. If approved, FMX101 and FMX103 may also compete with non-prescription anti-acne and rosacea products and unapproved and off-label treatments.

There are also several potential competing products currently under development. One of such potential competing products is a topical gel suspension containing minocycline non-hydrochloride for the treatment of inflammatory skin disease, including acne and rosacea, developed by Hovione, a manufacturer of active pharmaceutical ingredients and drug product intermediates, which product candidate is currently undergoing a Phase II clinical trial for the treatment of moderate-to-severe papulopustular rosacea. Another such potential competing product is a topical hydrophilic gel containing minocycline hydrochloride for the treatment of acne, known as BPX-01, developed by BioPharmX Corporation, for which BioPharmX has completed Phase IIa and Phase IIb clinical trials and has obtained FDA input for the design of a planned Phase III clinical trial. BioPharmX has also initiated a Phase IIb study for a topical minocycline gel named BPX-04 for the treatment of rosacea. If ultimately approved and launched in the U.S., these products would become direct competitors to FMX101 and FMX103.

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

Due to less stringent regulatory requirements, there are many more acne products and procedures available for use in international markets than are approved for use in the United States. There are also fewer limitations on the claims that our competitors in international markets can make about the effectiveness of their products and the manner in which they can market them. As a result, if we partner with other companies in these markets and launch our products, we may face more competition in these markets than in the United States.

In addition, even if we are able to commercialize our product candidates, we may not be able to price them competitively with current standard of care products or their price may drop considerably due to factors outside our control. If this happens or the price of materials and manufacture increases dramatically, our ability to continue to operate our business would be materially harmed and we may be unable to commercialize FMX101 or FMX103 successfully. Potential competitors may challenge, narrow, invalidate or seek to design around our granted patents or our patent applications, and such patents and patent applications may fail to provide adequate protection for our product candidates. Furthermore, such potential competitors may enter the market before us, and their products may be designed to circumvent our granted patents and pending patent applications.

We have agreements with third party licensees to develop new product candidates for them utilizing our foam technology, and our ability to benefit from such product candidates, or from product candidates that we are developing independently of such licensees, could be impaired or delayed if our licensees’ efforts to develop and commercialize these product candidates are unsuccessful.

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

Our licensees may not cooperate with us or perform their obligations under our agreements with them. Furthermore, the obligations of the licensees under such agreements are, for the most part, limited to ‘commercially reasonable efforts,’ and they do not face penalties or other repercussions for failing to develop or commercialize the relevant product candidates within the designated timetable other than potentially forfeiting their rights to the relevant product candidate and assigning such rights to us. However, there is no guarantee that we will be able to develop, manufacture or commercialize successfully any such product candidate assigned to us. We cannot control the scope or timing of the resources that will be devoted by our licensees to performing their responsibilities under our agreements with them. Our licensees may choose to pursue alternative technologies in preference to those being developed with us. Several of these agreements may also be terminated for convenience by the licensee. The development and commercialization of these licensed product candidates, as well as the anticipated contingent payments and royalties we hope to generate from them, will be delayed or never obtained if the licensees fail to conduct their responsibilities in a timely manner or in accordance with applicable regulatory requirements, or if they breach their agreements with us. Disputes with our licensees could also impair our reputation or result in development delays, decreased revenues and litigation expenses.

Furthermore, our licensees may encounter adverse outcomes in the process of developing or commercializing their product candidates, and any such outcomes or delays may adversely affect our ability to seek approval for our product candidates or to commercialize our other products. For example, adverse events reported in connection with the use of our licensee’s products that incorporate our technology could negatively affect the perception by regulators, physicians or patients of our platform, which may impair our ability to advance the development of our product candidates and the commercialization of other products.

We have granted several of our licensees the right to commercialize the licensed products for any indication, including acne and rosacea, which may allow them to compete against us using our own technology.

The licenses we granted to several of our licensees, with whom we are developing certain topical products based on our technology and the licensees’ proprietary drugs, allow them to commercialize the developed products for any topical application, and not only for the specific indication for which each product was originally intended. If any such licensed products prove to be effective for moderate-to-severe acne, rosacea or any other indication that we are pursuing with FMX101, FMX103 or other product candidates, we may face competition from these licensed products.

Healthcare reforms by governmental authorities and related reductions in pharmaceutical pricing, reimbursement and coverage by third party payors may adversely affect our business.

We expect the healthcare industry to face increased limitations on reimbursement, rebates and other payments as a result of healthcare reform, which could adversely affect third party coverage of our products and how much or under what circumstances healthcare providers will prescribe or administer our products, if approved.

In both the United States and other countries, sales of our products, if approved for marketing, will depend in part upon the coverage and adequate reimbursement from third party payors, which include governmental authorities, managed care organizations and other private health insurers. Third party payors are increasingly challenging the price and examining the cost effectiveness of medical products and services.

Increasing expenditures for healthcare have been the subject of considerable public attention in the United States Both private and government entities are seeking ways to reduce or contain healthcare costs. Numerous proposals that would effect changes in the U.S. healthcare system have been introduced or proposed in Congress and in some state legislatures, including reducing reimbursement for prescription products and reducing the levels at which consumers and healthcare providers are reimbursed for purchases of pharmaceutical products.

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

Significant developments that may adversely affect pricing in the United States include the enactment of federal healthcare reform laws and regulations, including the ACA and the Medicare Prescription Drug Improvement and Modernization Act of 2003. Changes in the healthcare system enacted as part of healthcare reform in the United States, as well as the increased purchasing power of entities that negotiate on behalf of Medicare, Medicaid, and private sector beneficiaries, may result in increased pricing pressure by influencing, for instance, the reimbursement policies of third party payors. While healthcare reform legislation may have increased the number of patients who are expected to have insurance coverage for our product candidates, provisions such as the assessment of a branded pharmaceutical manufacturer fee and an increase in the amount of rebates that manufacturers pay for coverage of their drugs by Medicaid programs may have an adverse effect on us. It is uncertain how current and future reforms in these areas will influence the future of our business operations and financial condition.

In 2017, a new administration, which had promised to repeal and replace the ACA, took office in the United States. For example, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. More recently, in July 2018, CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of the ACA, and because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. While neither the Texas District Court Judge, Trump administration nor CMS have stated that the ruling will have an immediate effect, it is unclear how this decision, subsequent appeals, if any, and other efforts to repeal and replace the ACA will impact the ACA. Although we cannot predict the form of any such replacement of the ACA may take, or the full effect on our business of the enactment of additional legislation pursuant to healthcare and other legislative reform, we believe that legislation or regulations that would reduce reimbursement for, or restrict coverage of, our products could adversely affect how much or under what circumstances healthcare providers will prescribe or administer our products. This could materially and adversely affect our business by reducing our ability to generate revenues, raise capital, obtain additional licensees and market our products. In addition, we believe the increasing emphasis on managed care in the United States has and will continue to put pressure on the price and usage of pharmaceutical products, which may adversely impact product sales.

Recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed federal legislation designed to, among other things, bring more transparency to product pricing, reduce the cost of certain products under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies. At the state level, individual states in the United States are also increasingly passing legislation and implementing regulations designed to control product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures.

It is likely that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for a pharmaceutical manufacturer’s products or additional pricing pressure.

It will be difficult for us to profitably sell FMX101, FMX103 or our other product candidates if reimbursement for these products is limited by government authorities and third party payor policies.

In addition to any healthcare reform measures which may affect reimbursement, market acceptance and sales of FMX101, FMX103 and our other product candidates, if approved, will depend on the reimbursement policies of government authorities and third party payors. Government authorities and third party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for, and establish reimbursement levels.

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and these third party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. We cannot be sure that reimbursement will be available for FMX101 or FMX103, or, if reimbursement is available, the level of reimbursement.

Reimbursement may impact the demand for, or the price of, any product for which we obtain marketing approval. In addition, third party payors are likely to impose strict requirements for reimbursement in order to limit off-label use of a higher priced drug. Reimbursement by a third party payor may depend upon a number of factors including the third party payor’s determination that use of a product is:

•	a covered benefit under its health plan;

•	safe, effective and medically necessary;

•	appropriate for the specific patient;

•	cost-effective; and

•	neither experimental nor investigational.

Obtaining coverage and reimbursement approval for a product from a government or other third party payor is a time-consuming and costly process that could require us to provide supporting scientific, clinical and cost effectiveness data for the use of our products to the payor. We may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement. We cannot be sure that coverage or adequate reimbursement will be available for our product candidates, if approved. Also, we cannot be sure that reimbursement amounts will not reduce the demand for, or the price of, our future products. If reimbursement is not available, or is available only to limited levels, we may not be able to commercialize our product candidates, profitably or at all, even if approved.

Legislative or regulatory healthcare reforms in the United States may make it more difficult and costly for us to obtain regulatory clearance or approval of our product candidates and to produce, market, and distribute our products after clearance or approval is obtained.

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory clearance or approval, manufacture, and marketing of regulated products or the reimbursement thereof. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of FMX101, FMX103 or any of our other product candidates. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could, inter alia, require:

•	changes to manufacturing methods;

•	recall, replacement, or discontinuance of one or more of our products; and

•	additional recordkeeping.

Each of these would likely entail substantial time and cost and could /adversely affect our business and our financial results.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

We anticipate that we will continue to expend substantial resources for the foreseeable future for the regulatory approval and commercialization of FMX101 and FMX103. We also wish to continue the development of other indications and product candidates. However, we may not have sufficient funds to carry out and complete all of these plans, and may need to raise additional funds for such purposes.

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

We believe that the net proceeds from our initial and follow-on public offerings will allow us to fund our operating expenses and capital expenditure requirements throughout our NDA application and approval process for FMX101 and FMX103, which we expect to complete in 2019.  However, our operating plan may change as a result of many factors currently unknown to us. We may therefore need to seek additional capital sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations or additional license arrangements. Such financings may result in dilution to shareholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Our future capital requirements depend on many factors, including:

•	the results of the clinical trials of our product candidates;

•	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates;

•	the number and characteristics of any additional product candidates we develop or acquire;

•	the scope, progress, results and costs of researching and developing our product candidates, and conducting preclinical and clinical trials;

•	the cost of commercialization activities if any of our product candidates are approved for sale, including marketing, sales and distribution costs;

•	the cost of manufacturing our product candidates and any products we successfully commercialize, and maintaining our related facilities;

•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the terms of and timing of such arrangements;

•	the degree and rate of market acceptance of any future approved products;

•	the emergence, approval, availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing products or treatments;

•	any product liability or other lawsuits related to our products;

•	the expenses needed to attract and retain skilled personnel;

•	the costs associated with being a public company;

•	the costs associated with evaluation of our product candidates;

•	the costs associated with evaluation of third party intellectual property;

•	the costs associated with obtaining and maintaining licenses;

•
the costs associated with obtaining, protecting and enforcing intellectual property, such as costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, litigation costs, including for patent infringement arising out of ANDA submissions by generic companies to manufacture and sell generic products, and the outcome of such litigation; and

•	the timing, receipt and amount of sales of, or royalties on, future approved products, if any.

Additional capital may not be available when we need it, on terms that are acceptable to us or at all. If adequate funds are not available to us on a timely basis, we may be required to:

•	delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for our product candidates;

•	delay, limit, reduce or terminate our research and development activities; or

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

We have a limited operating history and have incurred significant losses since our inception and we anticipate that we will continue to incur losses for the foreseeable future. We have only two product candidates that have completed Phase III clinical trials and have no sales, which, together with our limited operating history, make it difficult to assess our future commercial viability.

We are a clinical-stage specialty pharmaceutical company with a limited operating history. Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are not profitable and have incurred losses in each year since we commenced operations in 2003. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical industry.

To date, we have not obtained any regulatory approvals for any of our product candidates or generated any revenues from product sales relating to FMX101, FMX103 or any of our other product candidates. We have generated revenues only from service payments, and contingent payments paid towards or in the course of projects carried out under several of our development and license agreements with various pharmaceutical companies. We have also received (and continue to receive) royalty payments with respect to Finacea, a prescription foam product that we developed in collaboration with Bayer under a license agreement which was assigned to LEO in September 2018.

We continue to incur significant research and development and other expenses related to our ongoing clinical trials and operations. We have recorded a net loss of $74.2 million, $65.7 million and $29.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, we had an accumulated deficit of $215,409 million and had a working capital surplus of $90.7 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, and seek regulatory approvals for, FMX101, FMX103 and our other product candidates, and begin to commercialize such product candidates.

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

Reliance on third party subcontractors and suppliers entails a number of risks, including reliance on the third party for regulatory compliance and quality assurance, the possible breach of the manufacturing or supply agreement by the third party, the possibility that the supply is inadequate or delayed, the risk that the third party may enter the field and seek to compete and may no longer be willing to continue supplying, and the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us. In addition, third party subcontractors and suppliers may not be able to comply with cGMP or quality system regulation, or QSR, or similar regulatory requirements outside the U.S. If any of these risks transpire, we may be unable to timely retain alternate subcontractors or suppliers on acceptable terms and with sufficient quality standards and production capacity, which may disrupt and delay our clinical trials or the manufacture and commercial sale of our product candidates, if approved.

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

We do not have the ability to independently perform all aspects of our preclinical studies and clinical trials. We have relied on medical institutions, clinical investigators, contract laboratories, collaborative partners and other third parties, such as CROs, to assist us in conducting our Phase III clinical trials for FMX101 and FMX103, and expect to continue doing so with regard to studies and clinical trials for our other product candidates. The third parties with whom we contract for execution of our clinical trials play a significant role in the conduct of these trials and the subsequent collection and analysis of data. However, these third parties are not our employees, and except for contractual duties and obligations, we will have limited ability to control the amount or timing of resources that they devote to our programs.

Although we rely on these third parties to conduct our studies and clinical trials, we remain responsible for ensuring that each of our clinical trials and preclinical studies is conducted in accordance with its investigational plan and protocol. Moreover, the FDA and foreign regulatory authorities require us to comply with regulations and standards, commonly referred to as current GCPs, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the patients are adequately informed of the potential risks of participating in clinical trials. We also rely on our consultants to assist us in the execution, including data collection and analysis of our clinical trials.

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

We have a small-scale integrated research, development and testing facility located at our corporate headquarters in Rehovot, Israel. However, we have not equipped our facility with manufacturing capabilities other than small scale manufacture, and do not currently plan to do so. If our product candidates are approved, we will outsource all or a significant portion of the manufacturing of our products to third parties, including our drug substances and finished dose forms. Reliance on third parties to manufacture our products entails various risks, including the possibility of increased costs associated with the large- scale production of our products. These risks are similar to those involved in our current use of subcontractors and suppliers for certain compounds and components necessary to produce FMX101, FMX103 and any of our other product candidates, as explained above.

We have research and development supply arrangements in place with two suppliers for the supply of our API, and with ASM Aerosol-Service AG, for the supply of our finished product. We are currently negotiating commercial supply agreements with our API suppliers and with ASM Aerosol-Service AG. If we are unsuccessful in finalizing our negotiations with these third parties, or if our suppliers breach any of our supply agreements, or do not remain compliant with regulatory requirements, we may encounter delays or additional costs in achieving our commercialization objectives, which could materially damage our business and financial position.

We are building our marketing and sales organization to commercialize our products. If our product candidates are approved, and we are not successful in commercializing FMX101, FMX103 or any of our other product candidates, either on our own or through collaborations with one or more third parties, our revenues will suffer and we will incur significant additional losses.

To commercialize FMX101, FMX103 or any other of our other product candidates, if approved, in the United States and other jurisdictions we may seek to enter, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If FMX101 or FMX103 receive regulatory approval, we expect to market them in the United States through a specialized internal sales force or a combination of our internal sales force and distributors, which will be expensive and time-consuming.

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

We may choose to collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems in the United States or in lieu of our own sales force and distribution systems in other countries. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize FMX101, FMX103 or any of our other product candidates.

To establish our sales and marketing infrastructure and manufacturing capabilities, we will also need to increase the size of our organization, and we may experience difficulties in managing this expansion. As of February 1, 2019, we had two sales and marketing employees. We have hired a Chief Commercial Officer but we will need to continue to expand our sales and marketing resources in order to commercialize FMX101, FMX103 and any other product candidates, if approved.

Due to our limited financial resources and our limited experience in managing a company with such anticipated expansion, we may not be able to effectively manage the expansion of our sales and marketing operations or recruit and train additional qualified personnel. The physical expansion of our sales and marketing operations may lead to significant costs and may divert our management and business development resources. Any inability to manage expansion could delay the execution of our development and strategic objectives, or disrupt our operations.

We currently develop our clinical drug products exclusively in one research and development facility located in Rehovot, Israel. If this or any future facility or our equipment were to be damaged or destroyed, or if we experience a significant disruption in our operations for any other reason, our ability to continue to operate our business could be materially harmed.

  We currently research and develop our product candidates primarily in our laboratory located in Rehovot, Israel.  If this or any future facility were to be damaged, destroyed or otherwise unable to operate, whether due to war, acts of hostility, earthquakes, fire, floods, hurricanes, storms, tornadoes, other natural disasters, employee malfeasance, terrorist acts, power outages or otherwise, or if performance of our research and development facility is disrupted for any other reason, such an event could delay our clinical trials. If we experience delays in achieving our development objectives, or if we are unable to manufacture an approved product within a timeframe that meets our prospective customers’ expectations, our business, prospects, financial results and reputation could be materially harmed.

Currently, we maintain insurance coverage totaling $2.4 million against damage to our property and equipment and $5.4 million in workers compensation coverage, subject to deductibles and other limitations. If we have underestimated our insurance needs with respect to an interruption, or if an interruption is not subject to coverage under our insurance policies, we may not be able to cover our losses.

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

Our inability to obtain and maintain sufficient product liability insurance at an acceptable cost and scope of coverage to protect against potential product liability claims could prevent or inhibit the commercialization of FMX101, FMX103 or any other product we may develop. We currently carry clinical trials insurance of $10 million and third party liability insurance of $1.35 million per annum. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions and deductibles, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses. If and when we obtain approval for marketing of one or more of FMX101, FMX103 or any other product we may develop, we intend to expand our insurance coverage to include their sale; however, we may be unable to obtain this liability insurance on commercially reasonable terms.

If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop FMX101, FMX103 or any of our other product candidates, conduct our clinical trials and commercialize FMX101, FMX103 or any of our other products we develop.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We believe that our future success is highly dependent upon the contributions of our senior management, particularly our Chief Executive Officer, as well as our senior technologists and scientists. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline or completion of our planned commercialization of FMX101, FMX103 or any of the clinical development of our other product candidates.

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

We have incurred, and will continue to incur significant increased costs as a result of operating as a public company in the United States, and our management will be required to devote substantial time to new compliance initiatives.

As a public company in the United States, we are subject to an extensive regulatory regime, requiring us to maintain various internal controls and to prepare and file periodic and current reports and statements, including reports on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404. Complying with these requirements is costly and time consuming. In the event that we are unable to demonstrate compliance with our obligations as a public company in the United States in a timely manner, or are unable to produce timely or accurate financial statements, we may be subject to sanctions or investigations by regulatory authorities, such as the SEC, or the Nasdaq Global Market, and investors may lose confidence in our operating results and the price of our ordinary shares could decline.

Our independent registered public accounting firm was not engaged to perform an audit of our internal control over financial reporting, and as long as we remain an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, we are exempt from the requirement to have an independent registered public accounting firm perform such audit. Accordingly, no such opinion was expressed. Once we cease to qualify as an “emerging growth company,” our independent registered public accounting firm will need to attest to the effectiveness of our internal controls over financial reporting, which will entail additional costs and expenses.

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

We are subject to various U.S. federal, state and foreign health care fraud and abuse laws, including anti-kickback, self-referral, false claims and fraud laws, health information privacy and security, and transparency laws and any violations by us of such laws could result in substantial penalties. Additionally, any challenge to or investigation into our practices under these laws could cause adverse publicity and be costly to respond to, and thus could harm our business.

There are numerous U.S. federal, state and foreign health care fraud and abuse laws pertaining to our business, including anti-kickback, false claims and physician transparency laws. Our business practices and relationships with providers, patients and third party payors are subject to scrutiny under these laws. We may also be subject to patient information privacy and security regulation by both the federal government, states and foreign jurisdictions in which we conduct our business. The healthcare laws and regulations that may affect our ability to operate include:

•
the U.S. federal Anti-Kickback Statute, which prohibits knowingly and willfully offering, soliciting, receiving, or paying remuneration directly or indirectly, in cash or in kind  to induce or reward either the referral of an individual for, or the purchase, order or recommendation of goods or services for which payment may be made in whole or part by Medicare, Medicaid or other federal health care programs. Remuneration has been broadly defined to include anything of value, including cash, improper discounts, and free or reduced price items and services. The intent standard under the federal Anti-Kickback Statute was amended by the ACA to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it, in order to have committed a violation. Moreover, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil FCA. Additionally, many states have similar laws that apply to their state health care programs as well as private payors. Violations of the federal and state anti-kickback laws can result in exclusion from federal and state health care programs and substantial civil and criminal penalties.

•
the federal civil and criminal false claims laws and civil monetary penalties laws, including the False Claims Act, or FCA, prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false, fictitious or fraudulent claims for payment from Medicare, Medicaid or other federal healthcare programs, and knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government. Private individuals or “whistleblowers” can bring FCA “qui tam” actions on behalf of the government and may share in recovered amounts. The FCA has been used to prosecute persons submitting claims for payment that are inaccurate or fraudulent, that are for services not provided as claimed, or for services that are not medically necessary.

•
the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for, among other things, executing or attempting to execute a scheme to defraud any healthcare benefit program, including any third party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statements or representations, or making false statements relating to healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;

•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, which imposes privacy, security transmission and breach reporting obligations  with respect to individually identifiable health information, including PHI, upon “covered entities” subject to the law, such as health plans, healthcare clearinghouses and certain healthcare providers, and their respective business associates that perform services on their behalf that involve individually identifiable health information, including PHI. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions; and

•
the federal Physician Payments Sunshine Act, which requires certain manufacturers of prescription drugs, devices and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to annually report to CMS information related to payments and other transfers of value to physicians, dentists, optometrists, podiatrists, chiropractors, and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members; and

•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers; state laws that require drug companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state and local laws that require the licensure of sales representatives; state laws that require drug manufacturers to report information related to drug pricing or payments and other transfers of value to healthcare providers or marketing expenditures and pricing information; data privacy and security laws and regulations in foreign jurisdictions that may be more stringent than those in the United States (such as the European Union, which adopted the General Data Protection Regulation, which became effective in May 2018); state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts; and state laws related to insurance fraud in the case of claims involving private insurers.

State and federal authorities have aggressively targeted pharmaceutical companies for alleged violations of these fraud and abuse laws based on improper research or consulting contracts with doctors, certain marketing arrangements that rely on volume-based pricing, off-label marketing schemes, and other improper promotional practices. Companies targeted in such prosecutions have paid substantial fines in the hundreds of millions of dollars or more, have been forced to implement extensive corrective action plans, and have often become subject to consent decrees or integrity agreements that severely restrict the manner in which they conduct their business.  Due to the breadth of these laws, the narrowness of statutory exceptions and regulatory safe harbors available, and the range of interpretations to which they are subject, it is possible that some of our current or future practices might be challenged under one or more of these laws. Responding to investigations can be time-and resource-consuming and can divert management’s attention from the business. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business. Even an unsuccessful challenge or investigation into our practices could cause adverse publicity, and be costly to respond to.

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

If our operations are found to be in violation of any of the healthcare laws or regulations described above or any other healthcare regulations that apply to us, we may be subject to penalties, including administrative, civil and criminal penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, imprisonment, additional reporting obligations and oversight if we becomes subject to a corporate integrity agreement or consent decree, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and pursue our strategy.

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

Exchange rate fluctuations between the U.S. dollar and the New Israeli Shekel may negatively affect our earnings.

The dollar is our functional and reporting currency. However, a significant portion of our operating expenses are incurred in NIS. As a result, we are exposed to the risks that the NIS may appreciate relative to the dollar, or, if the NIS instead devalues relative to the dollar, that the inflation rate in Israel may exceed such rate of devaluation of the NIS, or that the timing of such devaluation may lag behind inflation in Israel. In any such event, the dollar cost of our operations in Israel would increase and our dollar-denominated results of operations would be adversely affected. We cannot predict any future trends in the rate of inflation or deflation in Israel or the rate of devaluation or appreciation of the NIS against the dollar. For example, the NIS depreciated against the dollar by 8.1% in 2018, which depreciation was partly offset by inflation at the rate of 0.8% that year, while in 2017 the NIS appreciated 11.6% against the dollar, which appreciation was further amplified by inflation in Israel of 0.4% that year. If the dollar cost of our operations in Israel increases, our dollar-measured results of operations will be adversely affected. Our operations also could be adversely affected if we are unable to effectively hedge against currency fluctuations in the future.

Risks Related to Our Intellectual Property

If our efforts to obtain, protect or enforce our patents and other intellectual property rights related to FMX101, FMX103 or any of our other product candidates are not adequate, we may not be able to compete effectively and we otherwise may be harmed.

Our commercial success depends in part on our ability to obtain and maintain patent protection and other intellectual property rights and to utilize trade secret protection for our intellectual property and proprietary technologies, our products and their uses, as well as our ability to operate without infringing upon the proprietary rights of others. We rely upon a combination of patents, trade secret protection and confidentiality agreements, assignment of invention agreements and other contractual arrangements to protect the intellectual property related to FMX101, FMX103 and our other development programs. Limitations on the scope of our intellectual property rights may limit our ability to prevent third parties from designing around such rights and competing against us. For example, our patents do not claim a new compound. Rather, the active pharmaceutical ingredients of our products are existing compounds and our granted patents and pending patent applications are directed to, among other things, novel formulations of these existing compounds that are dispensed as a foam. Accordingly, other parties may compete with us, for example, by independently developing or obtaining competing topical formulations that design around our patent claims, or by using formulations from expired patents but which may contain the same active ingredients, or by seeking to invalidate our patents. Moreover, any disclosure to or misappropriation by third parties of our confidential proprietary information, unless we have sufficient patent and/or trade secret protection and we are able to enforce such rights successfully, could enable competitors to quickly duplicate or surpass our technological achievements, eroding our competitive position in our market.

We currently have several granted patents related to FMX101 and FMX103 in the United States, which are expected to remain in effect until 2030. These patents relate to a composition of matter comprising a claim to a formulation of a tetracycline antibiotic which can include minocycline or doxycycline, and therefore may be less protective than patents that claim a new drug.  We also have patents granted claiming compositions of matter relating to FMX101 and FMX103 in each of the following international markets Australia, Canada, Great Britain, Israel, and Mexico and we have patent applications claiming compositions of matter relating to FMX101 and FMX103 pending in Canada, the European Union, India and Mexico.

As of December 31, 2018, we had 175 granted patents and over 40 patent applications pending worldwide covering our various foam-based platforms and other technology. However, the patent applications that we own or license may fail to result in granted patents in the U.S. or foreign jurisdictions, or if granted the patent claims may fail to prevent a potential infringer from marketing its product or be deemed invalid or held unenforceable by a court. Competitors and others in the field of topically-administered therapies comprising an active ingredient in foam presentation have created a substantial amount of scientific publications, patents and patent applications and other materials relating to their technologies. Our ability to obtain and maintain valid and enforceable patents depends on various factors, including interpretation of our technology and the prior art and whether the differences between them allow our technology to be patentable. Patent applications and patents granted from them are complex, lengthy and highly technical documents that are often prepared under very limited time constraints and may not be free from errors or words that make their interpretation uncertain. The existence of errors in a patent may have a materially adverse effect on the patent, its scope and its enforceability. Our pending patent applications may not issue, or the scope of the claims of patent applications that do issue may be too narrow or inadequate to protect our competitive advantage. Also, our granted patents may be subject to challenges or construed in a way that may not provide adequate protection.

Even if these patents do successfully issue, third parties may challenge the validity, enforceability or scope of such granted patents or any other granted patents we own or license, which may result in such patents being narrowed, invalidated or held unenforceable. For example, patents granted by the European Patent Office may be opposed by any person within 9 months from the publication of their grant. Also, patents granted by the U.S. Patent and Trademark Office, or USPTO, may be subject to review, reexamination and other challenges. Changes to the patent laws of the U.S. in 2012 provide additional procedures for third parties to challenge the validity of patents issuing from patent applications including post-grant review, which generally applies to patents first filed after March 15, 2013. A post-grant review petition must be filed on or prior to the date which is 9 months after the patent is granted. The procedures also expand and reform the proceedings for challenging issued patents on grounds of prior art and publications, also known as inter partes review, or IPR. For patents filed after March 15, 2013, a petition for IPR may be filed the later of 9 months after grant of the patent or after a post-grant review proceeding on the patent has terminated. For patents filed prior to March 15, 2013, the rules regarding IPR filing remain unchanged and an IPR petition may be filed any time following issuance of the patent.

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

Further, if we encounter delays in our clinical trials or in seeking marketing approval of our products, the period of time during which we could market FMX101, FMX103 or any of our other product candidates under patent protection could be reduced.

Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to (i) file any patent application related to FMX101, FMX103 or any of our other product candidates or (ii) conceive and invent any of the inventions claimed in our patents or patent applications.

Furthermore, for applications filed before March 16, 2013, or patents issuing from such applications, an interference proceeding can be invoked by a third party, or instituted by the USPTO, to determine who was the first to invent any of the subject matter covered by the patent claims of our applications and patents. As of March 16, 2013, the United States transitioned to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. A third party that files a patent application in the USPTO under the new first-to-file system before we did, could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by the third party.

The change to “first-to-file” from “first-to-invent” is one of the changes to the patent laws of the United States. resulting from the Leahy-Smith America Invents Act, or AIA, signed into law on September 16, 2011. Among some of the other changes to the patent laws are changes that limit where a patentee may file a patent infringement suit and providing opportunities for third parties to challenge any issued patent in the USPTO. Until recently, a lower evidentiary standard was applied in certain USPTO proceedings compared to the evidentiary standard in U.S. federal court necessary to invalidate a patent claim. Under the new final rule, effective for petitions filed on or after November 13, 2018, the USPTO PTAB is to apply the same claim construction standard applied by civil courts under 35 USC §282(b) in IPR, post-grant review, and the transitional program for covered business method patents proceedings. The impact this may have in practice on the use and outcome of USPTO proceedings is uncertain. Because of lower costs and the fact that USPTO statistics indicate that a high rate of challenged claims are being invalidated in these USPTO procedures, they may continue to be a popular and effective means of challenging patents.

Even where patent, trade secret and other intellectual property laws provide protection, costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and the outcome of such litigation would be uncertain. Moreover, any actions we may bring to enforce our intellectual property against our competitors could provoke them to bring counterclaims against us, and our competitors have intellectual property of their own, some of which include substantial patent portfolios. An unfavorable outcome could have a material adverse effect on our business and could result in the challenged patent or one or more of its claims being interpreted narrowly or invalidated, or held not to be infringed, or one or more of our patent applications may be not be granted.

We also rely on trade secret protection and confidentiality agreements to protect our know-how, data and information prior to filing patent applications and during the period before they are published. We additionally rely on trade secret protection and confidentiality agreements to protect proprietary know-how that we consider may be preferably maintained as a trade secret rather than the subject of a patent application. We further rely on trade secret protection and confidentiality agreements to protect proprietary know-how that may not be patentable, processes for which patents may be difficult to obtain or enforce and other elements of our product development processes that involve proprietary know-how, information or technology that is not covered by patents.

In an effort to protect our trade secrets and other confidential information, we incorporate confidentiality provisions in all our employees’ agreements and require our consultants, contractors and licensees to which we disclose such information to execute confidentiality agreements upon the commencement of their relationships with us. These agreements require that confidential information, as defined in the agreement and disclosed to the individual by us during the course of the individual’s relationship with us, be kept confidential and not disclosed to third parties for an agreed term. These agreements, however, may not provide us with adequate protection against accidental or improper use or disclosure of confidential information, and these agreements may be breached. Adequate remedies may not exist in the event of unauthorized use or disclosure of our confidential information. A breach of confidentiality could significantly affect our competitive position and we could lose our trade secrets or they could become otherwise known or be independently discovered by our competitors. Also, to the extent that our employees, consultants or contractors use any intellectual property owned by others in their work for us, disputes may arise as to the rights in any related or resulting know-how and inventions. Additionally, others may independently develop the same or substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and other confidential information. Any of the foregoing could deteriorate our competitive advantages, undermine the trade secret and contractual protections afforded to our confidential information and have material adverse effects on our business.

Cybersecurity disruptions may impact our business operations if it becomes a target for such activities.

We may be subject to attempted cybersecurity disruptions from a variety of threat actors. If our systems for protecting against cybersecurity disruptions prove to be insufficient, our employees or third parties could be adversely affected. Such cybersecurity disruptions could cause damage or destroy assets, compromise business systems, result in proprietary information and trade secrets being altered, lost or stolen; result in employee or third-party information being compromised, or otherwise disrupt business operations. Significant costs to remedy the effects of such a cybersecurity disruption may be incurred by us, as well as in connection with resulting regulatory actions and litigation, and such disruption may harm relationships with third parties and impact our business reputation.

Changes in U.S. or foreign patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.

As is the case with other companies in the markets in which we participate, our success is heavily dependent on intellectual property, particularly patents. The strength of patents in the pharmaceutical field involves complex legal and scientific questions and in the United States and many foreign jurisdictions patent policy and case law also continues to evolve and change and the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. This uncertainty includes changes to the patent laws through one or more of legislative action to change statutory patent law, rule changes and practice directions issued by National Patent Offices, or court action that may reinterpret or expand on existing law in ways affecting the scope or validity of granted patents. Particularly in recent years in the United States, there have been several major legislative developments and court decisions that have affected patent laws in significant ways and there may be more developments in the future that may weaken or undermine our ability to obtain patents or to enforce our existing and future patents.

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

We have granted certain licensees the right to provide input during the prosecution of licensed patent applications. We have further granted certain licensees the primary right to enforce several of our existing patents, which we have licensed to these licensees to allow them to commercialize or continue to commercialize our jointly-developed product, in the event that any infringement of the licensed patents adversely affects the licensees’ ability to utilize the licenses for the purpose they were granted. Such rights may detract from our rights and title to such patents and we may as a result have little or no control or say in any proceedings concerning them. In addition, any proceedings against our technology could impact any or all of our licensees, and we may be considered or found to be contractually responsible for the payment of certain claims and losses as a result of such impact.

If we infringe or are alleged to infringe or otherwise violate intellectual property rights of third parties, our business could be harmed.

Our research, development and commercialization activities may infringe or otherwise violate or be claimed to infringe or otherwise violate patents owned or controlled by other parties. Competitors in the field of topical and oral drugs for the treatment of acne or rosacea and other indications have developed large portfolios of patents and patent applications relating to our business. In particular, there are patents held by third parties that relate to formulations with minocycline-based and doxycycline-based products and to methods of treatment with minocycline-based and doxycycline-based products for indications we are pursuing with our product candidates, namely FMX101, FMX103 and any other of our other product candidates. There may be granted patents that could be asserted against us in relation to such product candidates. There may also be granted patents held by third parties that may be infringed or otherwise violated by our other product candidates and activities, and we do not know whether or to what extent we may be infringing or otherwise violating third party patents. There may also be third party patent applications that if approved and granted as patents may be asserted against us in relation to FMX101, FMX103 or any of our other product candidates or activities. These third parties could bring claims against us that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages and legal fees. Further, if a patent infringement suit were brought against us, we could be temporarily or permanently enjoined or otherwise forced to stop or delay research, development, manufacturing or sales of the product candidate that is the subject of the suit.

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

There has been and there currently is substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical industry. In addition to possible infringement claims against us, we may become a party to other patent litigation and other proceedings, including interference, derivation, review, re-examination or other post-grant proceedings declared or granted by the USPTO and similar proceedings in foreign countries, regarding intellectual property rights with respect to our current or any future products. The cost and burden to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Patent litigation and other proceedings may also absorb significant management time. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings and their outcome could impair our ability to compete in the marketplace and impose a substantial financial burden on us. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition or results of operations.

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

We own trademarks that identify “Foamix” and have registered these trademarks in the United States and Israel. We also own and have filed applications for trademarks in the United States that represent the proposed commercial name(s) of our drug product candidates. Although we take steps to monitor the possible infringement or misuse of our trademarks, it is possible that third parties may infringe, dilute or otherwise violate our trademark rights. Any unauthorized use of our trademarks could harm our reputation or commercial interests. In addition, our enforcement against third party infringers or violators may be unduly expensive and time-consuming, and the outcome may be an inadequate remedy.

We may become involved in lawsuits to protect or enforce our patents or other intellectual property or the patents of our licensors, which could be expensive and time-consuming.

Competitors may infringe our intellectual property, including our patents or the patents of our licensors. As a result, we may be required to file infringement claims to stop third party infringement or unauthorized use. This can be expensive and burdensome, particularly for a company of our size, as well as time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology or method at issue on the grounds that our patent claims do not cover its technology or method or that the factors necessary to grant an injunction against an infringer are not satisfied.

We have received notice letters of ANDAs submitted for drug products that are generic versions of Finacea foam and we are involved in lawsuits to protect and enforce our patents, which are expensive, time consuming and may be unsuccessful.

Competitors may infringe our patents. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming. The infringing party may deny any infringement or challenge the patents as invalid or unenforceable. Litigation proceedings may also fail, and even if successful, they may result in substantial costs and distraction of our management and other employees.

For example, Paragraph IV Certification Notice Letters from each of Teva and Perrigo, were received dated November 20, 2017 and January 4, 2018, respectively in connection with Finacea. A Paragraph IV Certification Notice Letter notifies the FDA that one or more patents listed in the FDA’s Orange Book is allegedly invalid, unenforceable or will not be infringed by an ANDA product. In the case at hand, the letters were directed against several of our U.S. patents and stated that each of Teva and Perrigo had submitted to the FDA an ANDA for an azelaic acid foam composition which is a generic version of Finacea.

Complaints were jointly filed against each of Teva and Perrigo with the U.S. District Court for the District of Delaware, asserting, among other things, that each of Teva and Perrigo had infringed our patents, as listed in their Paragraph IV Notice Letters, by seeking FDA approval to manufacture and sell a generic version of Finacea prior to expiration of these patents. Since the complaints were filed within the 45-day period required under the Hatch-Waxman Act, a 30-month stay precludes Teva from receiving final FDA approval of a generic version of Finacea prior to May 2020 and Perrigo from receiving final FDA approval of a generic version of Finacea prior to July 2020, unless a court enters a judgment that the patents are invalid or not infringed.

We and LEO have also recently received Paragraph IV Certification Notice Letters from Taro, dated December 20, 2018 and January 18, 2019, in connection with Finacea, stating Taro had submitted to the FDA an ANDA for an azelaic acid foam composition which is a generic version of Finacea. A complaint has been filed within the 45- day period, and a 30-month stay will preclude Taro from receiving final FDA approval of a generic version of Finacea prior to June 2021, unless a court enters judgment that the patents are invalid or not infringed.  These proceedings should proceed separately from those with Teva and Perrigo.

Pursuant to our licensing agreement with LEO, this litigation is in the sole control of LEO and we are currently unable to predict its outcome. The substitution of Finacea in favor of generic versions has the potential to have a negative impact on future commercialization of Finacea and to result in a loss of license revenue. Furthermore, in any infringement proceeding, including the foregoing, a court may decide that a patent of ours, or one or more claims of such patent, is not valid or is unenforceable, or may refuse to stop the other party from using the supposedly infringing technology on the grounds that our patents, or one or more claims of such patents, do not cover such technology. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could also put one or more of our pending patent applications at risk of not issuing. There can be no assurance that our product candidates will not be subject to the same risks.

We have also entered into license agreements with other commercial partners for the development and commercialization of products with active ingredients other than azelaic acid that license one or more of the patents listed in the FDA’s Orange Book for Finacea. Whilst these license agreements are not considered material to our main business, an adverse result may put at risk the development and commercialization of any of these licensed products.

An adverse determination of any litigation or other proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing.

Interference, derivation review, or other proceedings brought at the USPTO may be necessary to determine the priority or patentability of inventions with respect to our patent applications or those of our licensors or licensees. Litigation or USPTO proceedings brought by us may fail or may be invoked against us by third parties. Even if we are successful, domestic or foreign, litigation or USPTO or foreign patent office proceedings, may result in substantial costs and distraction to our management. Moreover, proceedings may be appealed and obtaining a final resolution can take a long time and substantial resources. We may not be able, alone or with our licensors or licensees, to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the U.S.

Furthermore, because of the substantial amount and extent of discovery required in connection with intellectual property litigation or other proceedings, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation or proceedings. In addition, during the course of this kind of litigation or proceedings, there could be public announcements of the results of hearings, motions or other interim proceedings or developments or public access to related documents. If investors perceive these results to be negative, the market price for our ordinary shares could be significantly harmed.

We may not obtain intellectual property rights or otherwise be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on product candidates in all or most countries throughout the world would be prohibitively expensive. We primarily file patent applications in the United States, and may file in some other selected jurisdictions on a case-by-case basis. As a result, our intellectual property rights in countries outside the United States. are generally significantly less extensive than those in the United States. In addition, the laws of some foreign countries and jurisdictions, particularly of certain developing countries and jurisdictions, do not protect intellectual property rights to the same extent as federal and state laws in the United States, and these countries and jurisdictions may limit the scope of what can be claimed, and in some cases may even force us to grant a compulsory license to competitors or other third parties. Consequently, we may not be able to prevent third parties from practicing our inventions outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not sought or obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but protection and enforcement is not as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. Moreover, competitors or others may raise legal challenges to our intellectual property rights or may infringe upon our intellectual property rights, including through means that may be difficult to prevent or detect.

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

Although our ordinary shares are quoted on the Nasdaq Global Market, an active trading market for our shares may not be sustained. The lack of an active market may impair the ability of holders of our ordinary shares to sell their shares at the time they wish to sell them or at a price that they consider reasonable. The lack of an active market may also reduce the fair market value of our shares, and may cause the trading price of our ordinary shares to be more volatile. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other companies by using our shares as consideration.

The market price of our ordinary shares may be subject to fluctuation and holders of our ordinary shares could lose all or part of their investment.

The stock market in general and the market price of our ordinary shares in particular has been, and will likely continue to be, subject to fluctuation, whether due to, or irrespective of, our operating results and financial condition. For example, the price of our shares fell by more than 40% following the announcement of top-line results from our first two Phase III clinical trials for our lead product candidate FMX101 and then increased by more than 40% on September 11, 2018, following the announcement of successful results from our third Phase III clinical for FMX101. The market price of our ordinary shares on the Nasdaq Global Market may fluctuate as a result of a number of factors, some of which are beyond our control, including, but not limited to:

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

•	regulatory developments and the decisions of regulatory authorities as to the approval or rejection of new or modified products;

•	changes in the amounts that we raise in financings or collaboration transactions and spend to develop, acquire or license new products, technologies or businesses;

•	changes in our expenditures to promote our products;

•	our sale or proposed sale, or the sale by our significant shareholders, of our ordinary shares or other securities in the future;

•	changes in key personnel;

•	success or failure of our research and development projects or those of our competitors;

•	the trading volume of our ordinary shares; and

•	general economic and market conditions and other factors, including factors unrelated to our operating performance.

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

If our shareholders, particularly our directors and their affiliates or our executive officers, sell a substantial number of our ordinary shares in the public market, the market price of our ordinary shares could decrease significantly. The perception in the public market that our shareholders might sell our ordinary shares could also depress the market price of our ordinary shares and could impair our future ability to obtain capital, especially through an offering of equity securities. In addition, the perception in the public market that we will need to issue new shares to raise capital and our sale of additional ordinary shares or similar securities in order to raise capital might have a similar negative impact on the share price of our ordinary shares. A decline in the price of our ordinary shares might impede our ability to raise capital through the issuance of additional ordinary shares or other equity securities, and may cause holders of our ordinary shares to lose part or all of their investment.

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

We are an “emerging growth company” and a “smaller reporting company” and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our ordinary shares less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various requirements that are applicable to other public companies that are not “emerging growth companies.” Most of such requirements relate to disclosures that we would otherwise be required to make. For example, as an emerging growth company, we will not be required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act for up to five fiscal years after the date of our initial public offering.

We will remain an emerging growth company until the earliest of: (i) the last day of our fiscal year during which we have total annual gross revenues of at least $1.07 billion; (ii) the last day of our fiscal year following the fifth anniversary of the closing of our initial public offering, specifically, December 31, 2019; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act.

We are also currently a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act. In the event that we are still considered a smaller reporting company when we cease being an emerging growth company, the disclosure we will be required to provide in our SEC filings will still be less than it would be if we were not considered either an emerging growth company or a smaller reporting company. For example, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings and have certain other decreased disclosure obligations in their SEC filings, including, among other things, being required to provide only two years of audited financial statements in annual reports.

When we are no longer deemed to be an emerging growth company or a smaller reporting company, we will not be entitled to the exemptions discussed above. Decreased disclosures in our SEC filings due to our status as an emerging growth company or a smaller reporting company may make it harder for investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our ordinary shares less attractive as a result of our reliance on these exemptions. If some investors find our ordinary shares less attractive as a result, there may be a less active trading market for our ordinary shares and our share price may be more volatile.

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

Based on certain estimates of our gross income and gross assets, our use of proceeds of our initial public offering, and the nature of our business, we believe that we were not classified as a PFIC for the taxable year ended December 31, 2018, and do not anticipate being classified as a PFIC for the taxable year ending December 31, 2019. Because we currently hold, and expect to continue to hold, a substantial amount of cash and cash equivalents and other passive assets used in our business, and because the value of our gross assets is likely to be determined in large part by reference to our market capitalization, a decline in the value of our ordinary shares may result in our becoming a PFIC. Accordingly, we may be considered a PFIC for any taxable year.

If we are characterized as a PFIC, our U.S. shareholders may suffer adverse tax consequences, including having gains realized on the sale of our ordinary shares treated as ordinary income, rather than as capital gain, the loss of the preferential rate applicable to dividends received on our ordinary shares by individuals who are U.S. Holders (as defined in the section titled “U.S. Federal Income Tax Considerations” in our most recent prospectus supplement filed pursuant to Rule 424(b)(2) on September 14, 2018 under our shelf registration statement on Form S-3 (registration statement no. 333-224084, declared effective April 12, 2018), and having interest charges apply to distributions by us and the proceeds of share sales. Certain elections exist that may alleviate some of the adverse consequences of PFIC status and would result in an alternative treatment (such as mark-to-market treatment) of our ordinary shares; however, we do not intend to provide the information necessary for U.S. holders to make qualified electing fund elections if we are classified as a PFIC.

If a United States person is treated as owning at least 10% of our common shares, such holder may be subject to adverse U.S. federal income tax consequences.

If a U.S. Holder (as defined in the section titled “U.S. Federal Income Tax Considerations” in our most recent prospectus supplement filed pursuant to Rule 424(b)(2) on September 14, 2018 under our shelf registration statement on Form S-3 (registration statement no. 333-224084, declared effective April 12, 2018) is treated as owning (directly, indirectly or constructively) at least 10% of the value or voting power of our common shares, such U.S. Holder may be treated as a “United States shareholder” with respect to each “controlled foreign corporation” in our group. Because our group includes at least one U.S. subsidiary, if we were to form or acquire any non-U.S. subsidiaries in the future, they may be treated as controlled foreign corporations. A United States shareholder of a controlled foreign corporation may be required to annually report and include in its U.S. taxable income its pro rata share of “Subpart F income,” “global intangible low-taxed income” and investments in U.S. property by that controlled foreign corporation, regardless of whether that controlled foreign corporation, or we, make any distributions. An individual that is a United States shareholder with respect to a controlled foreign corporation generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a United States shareholder that is a U.S. corporation. We cannot provide any assurances that we will assist investors in determining whether any non-U.S. subsidiaries that we may form or acquire in the future will be treated as controlled foreign corporations or whether any such investor would be treated as a United States shareholder with respect to any of such controlled foreign corporations. Further, we cannot provide any assurances that we will furnish to any investor information that may be necessary to comply with the reporting and tax paying obligations discussed above. Failure to comply with these reporting obligations may subject a U.S. Holder to significant monetary penalties and may extend the statute of limitations with respect to its U.S. federal income tax return for the year for which reporting was due. U.S. Holders should consult their tax advisors regarding the potential application of these rules to their investment in our common shares.

Future changes to tax laws could materially adversely affect our company and reduce net returns to our shareholders.

Our tax treatment is subject to the enactment of, or changes in, tax laws, regulations and treaties, or the interpretation thereof, tax policy initiatives and reforms under consideration and the practices of tax authorities in jurisdictions in which we operate. Such changes may include (but are not limited to) the taxation of operating income, investment income, dividends received or (in the specific context of withholding tax) dividends paid. We are unable to predict what tax reform may be proposed or enacted in the future or what effect such changes would have on our business, but such changes, to the extent they are brought into tax legislation, regulations, policies or practices, could affect our financial position and overall or effective tax rates in the future in countries where we have operations, reduce post-tax returns to our shareholders, and increase the complexity, burden and cost of tax compliance.

In addition, on December 22, 2017, U.S. federal tax legislation popularly known as the Tax Cuts and Jobs Act was signed into law, which significantly revised the Internal Revenue Code of 1986, as amended. The overall impact of the Tax Cuts and Jobs Act is uncertain and our business and financial condition could be adversely affected by it or as a result of interpretations thereof. It is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act. The impact of this tax reform on holders of our common shares is also uncertain and could be adverse.

Tax authorities may disagree with our positions and conclusions regarding certain tax positions, resulting in unanticipated costs, taxes or non-realization of expected benefits.

A tax authority may disagree with tax positions that we have taken, which could result in increased tax liabilities. For example, the U.S. Internal Revenue Service or another tax authority could challenge our allocation of income by tax jurisdiction and the amounts paid between our affiliated companies pursuant to our intercompany arrangements and transfer pricing policies. Similarly, a tax authority could assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable connection, often referred to as a ‘‘permanent establishment’’ under international tax treaties, and such an assertion, if successful, could increase our expected tax liability in one or more jurisdictions. A tax authority may take the position that material income tax liabilities, interest and penalties are payable by us, in which case we expect that we might contest such assessment. Contesting such an assessment may be lengthy and costly and, if we were unsuccessful in disputing the assessment, the result could increase our anticipated effective tax rate.

Risks Related to Our Operations in Israel

Our headquarters, research and development and other significant operations are located in Israel and, therefore, our results may be adversely affected by political, economic and military instability in Israel.

Our headquarters and research and development facilities are located in Rehovot, Israel. In addition, some of our key employees, officers and directors are residents of Israel. Accordingly, political, economic and military conditions in Israel may directly affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel, its neighboring countries and other organizations. Any hostilities involving Israel or the interruption or curtailment of trade or transport between Israel and its trading partners could adversely affect our operations and results of operations. Further, our operations could be disrupted by the obligations of personnel to perform military reserve service.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

Our facilities in Israel, which house our corporate headquarters and our research and developments laboratories, are located in the Weizmann Science Park in Rehovot, Israel. We currently lease approximately 2,199 square meters under a lease that expires in December 31, 2020.

Our executive offices in the United States are located in Bridgewater, New Jersey. We currently lease approximately 10,000 square feet of office space under a lease that expires in March 31, 2019. We have an option to extend our existing lease for an additional three years on similar conditions. We are currently re-negotiating the lease with our landlord for an additional 5,000 square feet of office space in the same location. If we are not able to reach agreement, we will exercise our option to extend our existing lease prior to the expiration of our option on March 8, 2019.

We believe that our current office space and facilities in Israel and the United States are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms for our future growth.

ITEM 3 - LEGAL PROCEEDINGS

From time to time, we may become involved in litigation or other legal proceedings relating to claims that we consider to be arising from the ordinary course of our business. There are currently no claims or actions pending against us that, in the opinion of our management, are likely to have a material adverse effect on our business.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S ORDINARY SHARES, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our ordinary shares have been listed on the Nasdaq Global Market under the symbol “FOMX” since September 17, 2014. Prior to that date, there was no public trading market for our ordinary shares.

Holders

As of February 22, 2019, we had 15 holders of record of our ordinary shares. The actual number of holders of our ordinary shares is greater than this number of record holders, as this number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6 - SELECTED FINANCIAL DATA

Our historical consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States and are presented in U.S. dollars. The selected historical consolidated financial information as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016 have been derived from, and should be read in conjunction with, our consolidated financial statements and notes thereto appearing elsewhere in this Annual Report. The selected financial data as of December 31, 2016, 2015 and 2014 and for the years ended December 31, 2015 and 2014 have been derived from our audited consolidated financial statements not included in this Annual Report.

The information presented below is qualified by the more detailed historical consolidated financial statements set forth in this annual report, and should be read in conjunction with those consolidated financial statements, the notes thereto and the discussion under “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report.

Consolidated Statement of Operations Data

	Year ended December 31,
	2018	2017	2016	2015	2014
	(in thousands of U.S. dollars, except loss per share)
Statements of operations data:
Revenues	$3,595	$3,669	$5,527	$849	$5,414
Cost of revenues(1)	-	13	59	70	527
Gross profit	3,595	3,656	5,468	779	4,887
Operating expenses:
Research and development(1)	64,474	57,779	25,897	10,680	3,557
Selling, general and administrative(1)	14,013	11,491	9,221	7,029	2,964
Total operating expenses	78,487	69,270	35,118	17,709	6,521
Operating loss	74,892	65,614	29,650	16,930	1,634
Net loss	$74,163	$65,715	$29,336	$16,517	$11,484
Loss per share basic and diluted	1.70	1.76	0.91	0.58	0.79
_________________________________________________
(1) Includes share-based compensation expenses as follows:

	Year ended December 31,
	2018	2017	2016	2015	2014
	(in thousands of U.S. dollars)
Cost of revenues	$-	$2	$3	$2	$15
Research and development	2,054	1,711	1,135	588	80
Selling, general and administrative	3,266	2,453	1,774	1,187	102
Total share-based compensation	$5,320	$4,166	$2,912	$1,777	$197

Consolidated Balance Sheet Data

	As of December 31,
	2018	2017	2016	2015	2014
	(in thousands of U.S. dollars, other than number of shares)
Balance sheet data:
Cash and investments(1)	$99,385	$76,412	$130,988	$103,779	$49,966
Working capital(2)	90,699	59,276	111,730	53,091	48,757
Total assets	103,731	80,254	135,635	105,245	51,277
Total long-term liabilities	1,081	1,425	379	385	381
Total shareholders’ equity	92,182	68,601	129,985	100,802	48,762
Capital shares	$2,331	$1,576	$1,561	$1,284	$954
Number of ordinary shares	54,351,140	37,498,128	37,167,791	30,639,134	22,443,934
_________________________________________________
(1) Cash and investments includes cash and cash-equivalents, restricted cash, bank deposits, marketable securities and restricted marketable securities.

(2) Working capital is defined as total current assets minus total current liabilities.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in the section entitled “Item 1A-Risk Factors”.

Company Overview

We are a late clinical-stage specialty pharmaceutical company focused on developing and commercializing our proprietary, innovative and differentiated topical drug candidates for dermatological therapy. Our lead product candidate, FMX101 (4% minocycline foam), is being developed for the treatment of moderate-to-severe acne and our second product candidate, FMX103 (1.5% minocycline foam), is being developed for the treatment of moderate-to-severe papulopustular rosacea. Both product candidates are novel topical foam formulations of the antibiotic minocycline and were developed using our Molecule Stabilizing Technology, a proprietary foam platform designed to optimize the topical delivery of minocycline, an active pharmaceutical ingredient, or API, that is currently available only in oral form despite its prevalent use in dermatology.

We announced positive top-line results from both of our Phase III clinical trials for each of FMX101 and FMX103 in the second half of 2018. We submitted our new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, for FMX101 in December 2018, and expect to submit an NDA for FMX103 in mid-2019. Despite the considerable U.S. market opportunities for acne and rosacea, we believe these markets are currently underserved and commonly treated by oral prescription products such as minocycline and doxycycline and various non-minocycline topical therapies. If approved, we believe FMX101 and FMX103 have the potential to provide a first-in-class, effective and well-tolerated topical treatment for the tens of millions of people who suffer from their respective indications.

Our corporate strategy is to develop and solidify a commercial presence in acne and rosacea by obtaining FDA approval for, and launching our lead product candidates, FMX101 and FMX103, in the United States. We may also enter into partnerships with third parties to reach other geographic territories or therapeutic fields through their respective sales forces and infrastructure. Following these near-term goals, we intend to grow beyond these indications into other dermatological indications, and to diversify our product and commercial development beyond minocycline and the tetracycline class of antibiotics. We are currently developing additional foam and other topical products for acne, rosacea and other dermatology indications in vehicle platforms designed to enhance delivery of their respective APIs. We are also evaluating diversifying into synergistic technologies and specialties either on our own or through partnerships.

FMX101 is a product candidate containing micronized minocycline hydrochloride, an antibiotic in the tetracycline class, in a 4% concentration for the treatment of moderate-to-severe acne vulgaris. The API is suspended in our Molecule Stabilizing Technology foam vehicle, an elegant, light-feeling topical foam that is easily spread across wide areas of the skin. In September 2018, we announced our third Phase III clinical trial of FMX101 (Study FX2017-22) met both of its co-primary endpoints, demonstrating a statistically significant reduction in the number of inflammatory lesions and a statistically significant improvement in patients’ Investigator’s Global Assessment, or IGA, scores, a metric commonly used to measure efficacy in acne trials. These positive results followed the results from our initial two Phase III clinical trials of FMX101 that we announced in 2017 wherein both co-primary endpoints were met in one trial (Study FX2014-05) but only one of the two co-primary endpoints showed statistical significance in the other trial (Study FX2014-04). We embarked on our third Phase III trial (Study FX2017-22) following a Type B meeting with the FDA in which the FDA confirmed that replicating the results of our Study FX2014-05 trial would likely support an efficacy claim for FMX101. In addition to the positive Study FX2017-22 efficacy results, very few safety adverse events (and no treatment-related serious adverse events) were observed both in Study FX2017-22 and in the 40-week open label safety portion of Studies FX2014-04 and FX20410-05 that we concluded in January 2018.

FMX103 is a product candidate also containing micronized minocycline hydrochloride suspended in our Molecule Stabilizing Technology vehicle, at a lower 1.5% concentration, for the treatment of moderate-to-severe papulopustular rosacea. In November 2018, we announced that both of our Phase III clinical trials for FMX103 (Studies FX2016-11 and FX2016-12) met each of their co-primary endpoints, demonstrating a statistically significant reduction in inflammatory lesion counts and IGA treatment success of approximately 50% from baseline. There were no treatment-related serious adverse events, very few reported adverse events and positive user-experience reports overall in these Phase III clinical trials as well as in the 40-week open label safety extension (Study FX2016-13) that was recently completed in February 2019.

We developed FMX101 and FMX103 using our proprietary Molecule Stabilizing Technology foam-based technology platform that was optimized for delivery of minocycline hydrochloride, a characteristically unstable small molecule, through the skin. We are currently developing in-house a pipeline of other innovative products to enhance our minocycline platform, including FCD105, a product candidate for the treatment of acne vulgaris that combines minocycline with a retinoid and which we anticipate evaluating in a Phase II clinical trial (Study FX2016-40) beginning in mid-2019. We are also currently reviewing potential acquisitions of pipeline products at various stages of development that could be incorporated into our vehicle for optimized delivery.

In addition, we have other proprietary delivery technologies in development that enable topical delivery of other APIs, each having unique pharmacological features and characteristics designed to keep the API stable when delivered and directed to the target site. We are conducting research and are in the early stages of in-house development of FMX110, a topical gel formulation of doxycycline hyclate for the treatment of papulopustular rosacea, and FMX109, a non-tetracycline acne product candidate that contains a combination of nicotinamide and a retinoid for the treatment of moderate-to-severe acne vulgaris. We believe our foam and other topical delivery platforms may offer significant advantages over alternative delivery options and are suitable for multiple application sites across a wide range of conditions.

In addition to our in-house development projects, we have entered into development and license agreements relating to our technology with various pharmaceutical companies, most notably with LEO Pharma A/S, or LEO, who assumed a license agreement we initially entered into with Bayer HealthCare AG, or Bayer. In 2015, Bayer received FDA approval for Finacea® Foam (15% azelaic acid), or Finacea, a prescription foam product for the treatment of rosacea, which utilizes an emulsion-based proprietary foam platform that we licensed to them that is different from our surfactant-free foam platform that supports our lead product candidates. Bayer began selling Finacea in the United States in the third quarter of 2015 and in September 2018, LEO acquired Finacea from Bayer and assumed all rights and responsibilities under our initial license agreement with Bayer. Together with LEO, we are litigating against several generic pharmaceutical companies for alleged infringement of certain of our patents following the generic companies’ submission of abbreviated new drug applications, or ANDAs, to the FDA seeking approval to manufacture and sell generic versions of Finacea. We are committed to defending our intellectual property rights globally, including patents we have licensed to other pharmaceutical companies as part of our collaboration efforts.

We have also out-licensed other foam technology platforms to other third parties to develop branded pharmaceutical products containing different APIs for potential commercialization that are in the early stages of development.

To date, we have only submitted one product candidate for approval by regulatory authorities and we do not currently have rights, other than those under our license agreement with LEO Pharma A/S, or LEO, to any products that have been approved for marketing in any territory. We have financed our operations primarily through private and public placements of our ordinary shares, convertible loans and through fees, cost reimbursements and royalties received from our licensees. We have incurred significant losses since our inception in 2003. Our accumulated deficit at December 31, 2018 was $215.4 million and our net loss for the year ended December 31, 2018 was $74.2 million. A substantial amount of our net losses resulted from costs incurred in connection with our research and development programs and clinical trials and from general and administrative costs associated with our operations. The net losses and negative operating cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our shareholders’ equity and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate offsetting revenue, if any. We expect to continue to incur significant expenses and operating losses for the foreseeable future.

We do not expect to generate revenue from product sales unless and until we obtain marketing approval from the FDA for one or more of our lead product candidates, FMX101 or FMX103. Accordingly, we anticipate that we will need to raise additional capital in order to complete the development and commercialization of FMX101 and FMX103 and to advance the development of our other product candidates. Until we can generate a sufficient amount of product revenue to finance our cash requirements, we expect to finance our future cash needs primarily through a combination of public and private equity offerings, debt or other structured financings, and entry into strategic collaborations. We may be unable to raise capital when needed or on attractive terms, which would force us to delay, limit, reduce or terminate our development programs or commercialization efforts. We will need to generate significant revenue to achieve and sustain profitability, and we may never be able to do so.

Revenues

To date, we have not generated any revenues from sales of FMX101, FMX103 or any of our other product candidates. We do not expect to commercially launch FMX101 or other product candidates or generate any revenues from sales of any of our product candidates before the end of 2019, until after obtaining approvals for the marketing of FMX101 in the United States. Our ability to generate revenues from sales will depend on the successful commercialization of FMX101, FMX103 and our other product candidates.

As of December 31, 2018, we generated cumulative revenues of approximately $31.7 million under development and license agreements, of which approximately $18.4 million were development service payments, approximately $3.1 million were contingent payments and $10.2 million were royalty payments. The royalties were paid in relation to Finacea. Our total revenues for the years ended December 31, 2018, 2017 and 2016 were $3.6 million, $3.7 million and $5.5 million, respectively. We may become entitled to additional contingent payments, subject to achievement of the applicable clinical results by our other licensees. In light of the current phase of development under these agreements, we do not expect to receive significant payments in the near term, if at all. We are also entitled to additional royalties from net sales or net profits generated by other products to be developed under these agreements, if they are successfully commercialized. In those development and license agreements in which royalties are based on net sales, their rate ranges from 3% to 8.5%, and in the agreement in which royalties are based on net profits, their rate is 6%.

In the year ended December 31, 2018, we were entitled to receive royalty payments in an aggregate amount of $3.5 million.

Cost of Revenues

Our total cost of revenues for the years ended December 31, 2017 and 2016 were $13 thousand and $59 thousand, respectively. There was no similar cost of revenues for the year ended December 31, 2018, as revenues in 2018 consisted almost entirely of royalties, which do not bear related cost of revenue.

We do not expect substantial changes in cost of revenue unless and until we obtain regulatory approval for our lead product candidates and begin serial production of such products, whether internally or through third party manufacturers, at which point we expect our cost of revenues to grow along with the growth of our sales and inventory needs.

Operating Expenses

Research and development expenses

Research and development activities are, and will continue to be, central to our business. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect to incur significant research and development costs in the foreseeable future, assuming our pipeline products progress into clinical trials. However, we do not believe that it is possible at this time to accurately project total program-specific expenses to reach commercialization. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will affect our clinical development programs and plans.

Our research and development expenses relate primarily to the development of FMX101 and FMX103. From January 1, 2007 until December 31, 2018, we cumulatively spent approximately $169.4 million on research and development of FMX101, FMX103 and our other product candidates. Our total research and development expenses for the years ended December 31, 2018, 2017 and 2016 were approximately $64.5 million, $57.8 million and $25.9 million, respectively. We charge all research and development expenses to operations as they are incurred. We expect research and development expenses to decrease in the near term due to the completion of the Phase III trials for FMX101 and FMX103.

The successful development of our product candidates, excluding FMX101 and FMX103, is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of our technology for additional indications. This uncertainty is due to numerous risks and variables associated with developing products, including the uncertainty of:

•	the scope, rate of progress and expense of our research and development activities;

•	preclinical results;

•	clinical trial results;

•	the terms and timing of regulatory approvals; and

•
our ability to file, prosecute, obtain, maintain, defend and enforce patents and other intellectual property rights and the expense of filing, prosecuting, obtaining, maintaining, defending and enforcing patents and other intellectual property rights;

A change in the outcome of any of these variables with respect to the development our product candidates could result in a significant change in the costs and timing associated with their development. For example, if the FDA or foreign regulatory authority were to require us to conduct preclinical studies and clinical trials beyond those which we currently anticipate for the completion of clinical development of our product candidates, or if we experience significant delays in enrollment in any clinical trials, we could be required to expend significant additional time and financial resources on the completion of the clinical development.

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

We have managed to finance our research and development operations and expenses without the aid of government grants, other than a loan in the amount of approximately $450,000 received from the Israel-U.S. Bi-national Industrial Research and Development Foundation, or BIRD, in 2008, which was fully repaid in 2016. Accordingly, we are not subject to the provisions of the Law for Encouragement of Research and Development in the Industry, 5744-1984, nor to any directives issued by the Israel Innovation Authority, previously known as the Office of the Chief Scientist of the Ministry of Economy.

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

•	legal and professional fees for auditors and other consulting expenses not related to research and development activities or to market research or business development activities;

•	cost of office spaces, communication and office expenses;

•	information technology expenses;

•	depreciation of tangible fixed assets related to our general and administrative activities or to our market research and business development activities; and

•	costs associated with filing, prosecuting, obtaining and maintaining patents and other intellectual property.

As part of our growth strategy, we have begun building up our dedicated U.S. marketing and business development team and infrastructure, and we intend to further increase such U.S. infrastructure, as well as expand our marketing effort to new markets. We therefore expect selling and marketing expenses to increase in absolute terms as a percentage of our revenues. Our total selling, general and administrative expenses for the years ended December 31, 2018, 2017 and 2016 were approximately $14.0 million, $11.5 million and $9.2 million, respectively.

Our ability to commercialize FMX101 and FMX103 successfully, if approved, is highly uncertain and depends on a number of factors, including market adoption of our product candidates by physicians and patients, market access uncertainty, our ability to scale to the opportunity and the existence of existing and future products that may compete with ours. As such, at this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary for successful commercialization of our product candidates, if approved.

Financial Income

Financial income consists primarily of gains from interest earned from our bank deposits and financial income on our marketable securities.

Taxes on Income

The standard corporate tax rate in Israel during the year 2018 is 23%, which represents a 1% decrease compared to the tax rate during 2017. Effective January 1, 2018 the U.S. Tax cuts and Jobs Act (Tax Act) reduced the U.S Federal tax by 14% from 35% in 2017 to 21% in 2018.

We have yet to generate taxable income in Israel, as we have historically incurred operating losses resulting in carry forward tax losses totaling approximately $146.7 million as of December 31, 2018. During 2018 we incurred a carry forward tax loss in our U.S. subsidiary, Foamix Pharmaceuticals Inc. of $0.4 million. We anticipate that we will be able to carry forward these tax losses to future tax years. Accordingly, we do not expect to pay taxes until we have taxable income after the full utilization of our carry forward tax losses. We provided a full valuation allowance with respect to the deferred tax assets related to these carry forward losses.

During 2018, 2017 and 2016, we incurred tax expenses of $0.2 million. $1.2 million and $0.4 million, respectively, related to our U.S. subsidiary, Foamix Pharmaceuticals Inc.

Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017

Revenues

Our total revenues decreased by $74 thousand, or 2%, from $3.7 million in the year ended December 31, 2017 to $3.6 million in the year ended December 31, 2018. The revenues for the year ended December 31, 2018 consist of royalty payments in the amount of $3.5 million and $62 thousand from contingent payments.

Cost of revenues

Our total cost of revenues for the year ended December 31, 2017 was $13 thousand and there was no cost of revenues for the year ended December 31, 2018, as revenues in 2018 consisted almost entirely of royalties, which bear no related cost of revenue.

Research and development expenses

Our research and development expenses for the year ended December 31, 2018 were $64.5 million, representing an increase of $6.7 million, or 11.6%, compared to $57.8 million for the year ended December 31, 2017. The increase in research and development expenses resulted primarily from an increase of $5 million in costs relating predominantly to FMX101 and FMX103 clinical trials; an increase of $0.6 million in consultant expenses and an increase of $0.4 million in payroll and payroll related expenses mostly due to increase in headcount, bonuses and share based compensation expenses.

Selling, general and administrative expenses

Our general and administrative expenses for the year ended December 31, 2018 were $14.0 million, representing an increase of $2.5 million, or 21.7%, compared to $11.5 million for the year ended December 31, 2017. The increase in selling, general and administrative expenses resulted primarily from an increase of $1.1 million in consultant expenses mostly relating to pre-commercialization activities and an increase of $0.7 million in payroll and other payroll-related expenses mostly due to increase in headcount, bonuses and share based compensation expenses.

Operating loss

As a result of the foregoing, our operating loss for the year ended December 31, 2018, was $74.9 million, compared to an operating loss of $65.6 million for the year ended December 31, 2017, an increase of $9.3 million, or 14.2%.

Finance income

In the years ended December 31, 2018 and 2017, our financial income included mostly gains from marketable securities and interest earned on our bank deposits.

The finance expenses (income) by cash and non-cash components are as follows:

	Year ended December 31,
	2018	2017
	(in thousands of U.S. dollars)
Interest on bank deposits	$(297)	$(532)
Gain from marketable securities, net	(688)	(602)
Total income	(985)	(1,134)
Less:
Other expenses	17	14
Foreign exchange loss, net	27	57
Total expenses	44	71
Finance income, net	$(941)	$(1,063)

Taxes on income

During 2018 and 2017, we did not generate taxable income in Israel and during 2018 we did not generate taxable income in our U.S. subsidiary, Foamix Pharmaceuticals Inc. However, we incurred tax expenses relating to our U.S. subsidiary, in the amount of $0.2 million and $1.2 million for the years ended December 31, 2018 and 2017, respectively. The decrease in tax expenses resulted primarily from a provision for uncertain tax positions recorded in 2017.

Net Loss

Our net loss for the year ended December 31, 2018 was $74.2 million, compared to $65.7 million for the year ended December 31, 2017, an increase of $8.5 million, or 12.9%.

Comparison of the Year Ended December 31, 2017 to the Year Ended December 31, 2016

Revenues

Our total revenues decreased by $1.8 million, or 32.7%, from $5.5 million in the year ended December 31, 2016 to $3.7 million in the year ended December 31, 2017. The decrease is mainly due to a decrease of $2.5 million in contingent payments from Bayer, that were payable for 2016 due to Bayer’s achievement of certain sale targets during that year, offset by an increase in royalty payments in the amount of $0.6 million from Bayer for sales of Finacea.

Cost of revenues

Our total cost of revenues for the years ended December 31, 2017 and 2016 was $13 thousand and $59 thousand, respectively. The $46 thousand decrease in cost of revenues resulted primarily from a decrease in the number of our development projects. Cost of revenues as a percentage of revenues for the years ended December 31, 2017 and 2016 was 0.4% and 1.1%, respectively. The decrease in the cost of revenues as a percentage of revenues was primarily due to a decrease in the number of new development projects and an increase in royalty payments, which bear no cost of revenue.

Research and development expenses

Our research and development expenses for the year ended December 31, 2017 were $57.8 million, representing an increase of $31.9 million, or 123%, compared to $25.9 million for the year ended December 31, 2016. The increase in research and development expenses resulted primarily from an increase of $28.0 million in costs relating to the FMX101 and FMX103 clinical trials and an increase of $3.0 million in payroll and payroll related expenses primarily due to an increase in headcount.

Selling, general and administrative expenses

Our general and administrative expenses for the year ended December 31, 2017 were $11.5 million, representing an increase of $2.3 million, or 25%, compared to $9.2 million for the year ended December 31, 2016. The increase in selling, general and administrative expenses resulted primarily from an increase of $1.9 million in payroll and other payroll-related expenses mainly due to an increase in headcount and salary raises.

Operating loss

As a result of the foregoing, our operating loss for the year ended December 31, 2017, was $65.6 million, compared to an operating loss of $29.6 million for the year ended December 31, 2016, an increase of $36.0 million, or 122%.

Finance income

In the years ended December 31, 2017 and 2016, our financial income included mostly gains from marketable securities and interest earned on our bank deposits. In the year ended December 31, 2016, those gains were partially offset by expenses on the loan from the BIRD foundation fully repaid during the second quarter of 2016.

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

Taxes on income

During 2016 and 2017, we did not generate taxable income in Israel. However, we incurred tax expenses in our U.S. subsidiary, Foamix Pharmaceuticals, Inc., in the amount of $1.2 million and $0.4 million for the years ended December 31, 2017 and 2016, respectively.

Net Loss

As a result of the foregoing, our net loss for the year ended December 31, 2017 was $65.7 million, compared to $29.3 million for the year ended December 31, 2016, an increase of $36.4 million, or 124%.

Liquidity

Since our inception, we have incurred losses from operations and negative cash flows from our operations. For the year ended December 31, 2018, we incurred a net loss of $74.2 million, which included $68.7 million used for operating activities. For the year ended December 31, 2017, we incurred a net loss of $65.7 million, which included $53.2 million used for operating activities.

As of December 31, 2018 and 2017, we had a working capital surplus of $90.7 million and $59.3 million, respectively, and an accumulated deficit of $215.4 million and $141.3 million, respectively.

Our principal source of liquidity as of December 31, 2018 consisted of cash and investments of $99.4 million.

On April 13, 2018, we entered into a Securities Purchase Agreement with OrbiMed Partners Master Fund Limited, or OrbiMed, pursuant to which we agreed to issue and sell, in a registered offering, an aggregate of 2,940,000 ordinary shares at a purchase price equivalent to $5.50 per share, for aggregate net proceeds of approximately $16.1 million, after deducting offering expenses. The closing of the issuance and sale of these securities took place on April 16, 2018, pursuant to our effective shelf registration statement on Form S-3.

On September 18, 2018, we completed an additional follow-on offering under our effective shelf registration statement in which we sold 11,670,000 ordinary shares for $6.00 per share, raising net proceeds, after expenses and underwriter commissions, of approximately $65.6 million. Upon closing of the offering, the underwriters exercised the option granted to them in the underwriting agreement and purchased 1,750,500 additional ordinary shares at the per share price of the offering. The proceeds from the exercise of the option, net of expenses and underwriter commissions, were approximately $9.8 million, bringing the total net proceeds from the offering to approximately $75.4 million.

We anticipate that with our existing cash and investments we will be able to fund our planned operating expenses and capital expenditure requirements through mid-2020. These planned expenses include: (a) any pre-commercialization and launch preparations for FMX101, assuming we receive regulatory approval, (b) full development and filing of an NDA for FMX103, which we expect to submit in mid-2019 and (c) certain pipeline development activities. We expect we will need additional funding to support our operating expenses and capital requirements for 2020 and beyond, including with regard to the commercialization of any of our product candidates if regulatory approval is granted, and to fund our internal and external research and development efforts. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Capital Resources

Overview

To date, we have financed our operations primarily through private and public placements of our ordinary shares, convertible loans and through fees, cost reimbursements and royalties received from our licensees.

From inception through December 31, 2018, we have received net cash proceeds of approximately $280.1 million from the issuance of ordinary shares, preferred shares, exercise of options and warrants and from convertible loans.

Cash flows

The following table summarizes our statement of cash flows for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Net cash (used in) / provided by:	(in thousands)
Operating activities	$(68,664)	$(53,177)	$(27,370)
Investing activities	(11,755)	37,755	(15,018)
Financing activities	$92,374	$140	$55,031

Net cash used in operating activities

The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and measurements and changes in components of working capital. Adjustments to net income for non-cash items consists mainly of share-based compensation.

Net cash used in operating activities was $68.7 million in the year ended December 31, 2018, compared to $53.2 million in the year ended December 31, 2017 and compared to $27.4 million of net cash used in operating activities in the year ended December 31, 2016. The increase was attributable primarily to the increase in company activity mostly related to clinical trials and payroll expenses.

Net cash used in investing activities

Net cash used in investing activities was primarily related to proceeds from the sale and maturity of marketable securities, offset by investment in bank deposits and marketable securities. Net cash used in investing activities was $11.8 million in the year ended December 31, 2018, compared to net cash provided by investing activities of $37.8 million in the year ended December 31, 2017 and compared to $15.0 million cash used in the year ended December 31, 2016.

Net cash provided by financing activities

Net cash provided by financing activities was $92.4 million in the year ended December 31, 2018, an increase of $92.3 million from $0.1 million in the year ended December 31, 2017. The increase was attributable primarily to (i) the proceeds from the issuance of shares to OrbiMed based on the aforementioned securities purchase agreement, in an aggregate net amount of approximately $16.1 million after deducting offering expenses, (ii) an $0.8 million increase in proceeds from the exercise of warrants, and (iii) the proceeds from the issuance of shares in the follow-on offering which closed on September 18, 2018, of approximately $75.4 million after deducting offering expenses and underwriters’ commissions.

Net cash provided by financing activities was $0.1 million in the year ended December 31, 2017, a decrease of $54.9 million from $55.0 million in the year ended December 31, 2016. The decrease was attributable primarily to the capital raised in our 2016 public offering.

Cash and funding sources

The table below summarizes our main sources of financing for the years ended December 31, 2018, 2017 and 2016:

	Proceeds from our underwritten public offerings(1)	Proceeds from our direct public offerings	Proceeds from issuance of ordinary shares	Payments from licensees	Total
	(in thousands of U.S. dollars)
2018	$75,356	$16,131	$887	$3,457	$95,831
2017	$-	$-	$161	$5,978	$6,139
2016	$54,132	$-	$1,407	$2,575	$58,114
__________________________
(1) Net of issuance costs.

Our sources of financing in the year ended December 31, 2018 totaled $95.8 million and consisted primarily of $75.4 million of net proceeds from our underwritten follow-on offering which closed in September 2018 and $16.1 million of net proceeds from our registered direct offering to OrbiMed.

Our sources of financing in the year ended December 31, 2017 totaled $6.1 million and consisted primarily of payments from licensees.

We currently have no ongoing material financial commitments, such as lines of credit, that may affect our liquidity over the next five years.

Funding requirements

We anticipate that with our existing cash and investments we will be able to fund our planned operating expenses and capital expenditure requirements through mid-2020. These planned expenses and expenditures include: (a) full development and filing of an NDA for FMX103, which we expect to submit in mid-2019, (b) certain pipeline development activities, and (c) any pre-commercialization and launch preparations for FMX101 in anticipation of regulatory approval. We expect we will need additional funding to support our operating expenses and capital requirements for 2020 and beyond, including with regard to the commercialization of our product candidates and to fund our internal and external research and development efforts. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our present and future funding requirements will depend on many factors, including, inter alia:

•	the progress, timing and completion of preclinical testing and clinical trials for future pipeline product candidates;

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

Furthermore, our operating plan may change as a result of many factors currently unknown to us. We have never before launched a product commercially, and the costs involved in such commercial launch may exceed our expectations. We may therefore need to seek additional capital sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations or additional license arrangements. Such financings may result in dilution to shareholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business.

Our capital expenditures for 2018, 2017 and 2016 amounted to $0.6 million, $1.5 million and $0.4 million, respectively. During 2018, these expenditures were primarily related to laboratory equipment, computers and leasehold improvements.

Off-Balance Sheet Arrangements

As of December 31, 2018, we did not have any off-balance sheet arrangements.

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

While our significant accounting policies are more fully described in Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in “Financial Statements and Supplementary Data” of this Annual Report, we believe that the following accounting policy is the most critical to assist shareholders and investors reading the consolidated financial statements in fully understanding and evaluating our financial condition and results of operations. The policy relates to the more significant areas involving management’s judgments and estimates and requires our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of the matters that are inherently uncertain.

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

Recently Issued Accounting Pronouncements

Certain recently issued accounting pronouncements are discussed in Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in “Financial Statements and Supplementary Data” of this Annual Report.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss related to changes in market prices, including interest rates, foreign exchange rates and prices of financial instruments, that may adversely impact our financial position, results of operations or cash flows. As of December 31, 2018 we did not have any financial instruments sensitive to market risk. We, therefore, have little exposure to market risks in the ordinary course of our operations, and such risks are primarily related to changes in foreign currency exchange rates and in interest rates.

Foreign Currency Exchange Risk

The U.S. dollar is our functional and reporting currency. Although a substantial portion of our expenses (mainly salaries and related costs) are denominated in NIS, accounting for 13%, 11% and 21% of our expenses in the years ended December 31, 2018, 2017 and 2016, respectively, almost all our revenues were generated under agreements denominated in U.S. dollars and our proceeds from our public offerings, which are the main source of our financing, are denominated in U.S. dollars. Furthermore, while we anticipate that a portion of our expenses, principally salaries and related personnel expenses in Israel, will continue to be denominated in NIS, we expect to incur an increasing amount of expenses in U.S. dollars as we expand our operations in the U.S. We also have expenses, although to a much lesser extent, in other non-dollar currencies, in particular the Swiss Franc. Moreover, for the next few years we expect that the substantial majority of our revenues, if any, will be denominated in U.S. dollars from the sale of FMX101, if approved, and potentially other product candidates in the U.S. Having the substantial majority of our revenues denominated in U.S. dollars while having a substantial portion of our expenses denominated in NIS and other non-U.S. currencies exposes us to risk associated with exchange rate fluctuations vis-à-vis the U.S. dollar. See “Risk Factors-Risks Related to Our Business and Industry-Exchange rate fluctuations between the U.S. dollar and the New Israeli Shekel may negatively affect our earnings.”

A devaluation of the NIS in relation to the U.S. dollar has the effect of reducing the U.S. dollar amount of our expenses or payables that are payable in NIS, unless those expenses or payables are linked to the U.S. dollar. Conversely, any appreciation of the NIS in relation to the U.S. dollar has the effect of increasing the U.S. dollar value of our unlinked NIS expenses, which would have a negative impact on our profit margins. In 2018, the value of the NIS depreciated in relation to the U.S. dollar by 8.1%, the effect of which was partially offset by inflation in Israel at the rate of approximately 0.8%. In 2017, the value of the NIS appreciated in relation to the U.S. dollar by approximately 11.6%, the effect of which was amplified by inflation in Israel at the rate of approximately 0.4%.

Because exchange rates between the U.S. dollar and the NIS (as well as between the U.S. dollar and other currencies) fluctuate continuously, such fluctuations have an impact on our results and period-to-period comparisons of our results. The effects of foreign currency re-measurements are reported in our statements of operations.

The following table presents information about the changes in the exchange rates of the NIS against the U.S. dollar:

NIS against the U.S. dollar
2017	11.6%
2018	(8.1)%

We will continue to monitor our exposure to currency fluctuations. Since February 2015, we have engaged in currency hedging activities in order to reduce our exposure to currency fluctuations. Instruments that are used to hedge future risks may include foreign currency forward contract, swap contracts and options. These instruments may be used to selectively manage risks, but we may not be fully protected against material foreign currency fluctuations.

Inflation-Related Risks

We do not believe that the rate of inflation in Israel has had a material impact on our business financial condition or results of operations during the years ended December 31, 2018 and 2017. However, our costs in Israel will increase if inflation in Israel exceeds the devaluation of the NIS against the U.S. dollar or if the timing of such devaluation lags behind inflation in Israel.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

FOAMIX PHARMACEUTICALS LTD.

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2018

FOAMIX PHARMACEUTICALS LTD.

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the board of directors of
FOAMIX PHARMACEUTICALS LTD.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Foamix Pharmaceuticals Ltd. and its Subsidiary (the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive loss, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Tel-Aviv, Israel	/s/ Kesselman & Kesselman
February 28, 2019	Certified Public Accountants (Isr.)
A member firm of PricewaterhouseCoopers International Limited

We have served as the Company's auditor since 2006.

Kesselman & Kesselman, Trade Tower, 25 Hamered Street, Tel-Aviv 6812508, Israel,
 P.O Box 50005 Tel-Aviv 6150001  Telephone: +972 -3- 7954555, Fax:+972 -3- 7954556, www.pwc.com/il

FOAMIX PHARMACEUTICALS LTD.
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands)

	December 31
	2018	2017
A s s e t s
CURRENT ASSETS:
Cash and cash equivalents	$27,868	$15,956
Restricted cash	250	250
Short term bank deposits	24,047	19,443
Investment in marketable securities (Note 4)	46,669	31,797
Restricted investment in marketable securities (Note 4)	268	290
Accounts receivable:
Trade	1,066	996
Other (Note 11a)	999	772
TOTAL CURRENT ASSETS	101,167	69,504

NON-CURRENT ASSETS:
Investment in marketable securities (Note 4)	150	8,533
Restricted investment in marketable securities (Note 4)	133	143
Property and equipment, net (Note 5)	2,235	2,042
Other	46	32
TOTAL NON-CURRENT ASSETS	2,564	10,750

TOTAL ASSETS	$103,731	$80,254

The accompanying notes are an integral part of these consolidated financial statements.

FOAMIX PHARMACEUTICALS LTD.
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands)

	December 31
	2018	2017
Liabilities and shareholders’ equity

CURRENT LIABILITIES:
Accounts payable and accruals:
Trade	$6,327	$6,436
Deferred revenues	-	62
Other (Note 11b)	4,141	3,730
TOTAL CURRENT LIABILITIES	10,468	10,228

LONG-TERM LIABILITIES:
Liability for employee severance benefits (Note 6)	367	437
Other liabilities	714	988
TOTAL LONG-TERM LIABILITIES	1,081	1,425
TOTAL LIABILITIES	11,549	11,653
COMMITMENTS (Note 7)
SHAREHOLDERS' EQUITY:
Ordinary shares, NIS 0.16 par value - authorized: 90,000,000 ordinary shares as of December 31, 2018 and December 31, 2017; issued and outstanding: 54,351,140 and 37,498,128 ordinary shares as of December 31, 2018 and December 31, 2017, respectively	2,331	1,576
Additional paid-in capital	305,303	208,364
Accumulated deficit	(215,409)	(141,281)
Accumulated other comprehensive loss	(43)	(58)
TOTAL SHAREHOLDERS' EQUITY	92,182	68,601
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$103,731	$80,254

The accompanying notes are an integral part of these consolidated financial statements.

FOAMIX PHARMACEUTICALS LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (U.S. dollars in thousands, except per share data)

	Year ended December 31
	2018	2017	2016
REVENUES (Note 11c)	$3,595	$3,669	$5,527
COST OF REVENUES	-	13	59
GROSS PROFIT	3,595	3,656	5,468
OPERATING EXPENSES:
Research and development	64,474	57,779	25,897
Selling, general and administrative	14,013	11,491	9,221
TOTAL OPERATING EXPENSES	78,487	69,270	35,118
OPERATING LOSS	74,892	65,614	29,650
FINANCE INCOME, net (Note 11d)	(941)	(1,063)	(701)
LOSS BEFORE INCOME TAX	73,951	64,551	28,949
INCOME TAX (Note 10)	212	1,164	387
NET LOSS FOR THE YEAR	$74,163	$65,715	$29,336

LOSS PER SHARE BASIC AND DILUTED	$1.70	$1.76	$0.91

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING USED IN COMPUTATION OF BASIC AND DILUTED LOSS PER SHARE IN THOUSANDS	43,660	37,376	32,263

The accompanying notes are an integral part of these consolidated financial statements.

FOAMIX PHARMACEUTICALS LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
 (U.S. dollars in thousands)

	Year ended December 31
	2018	2017	2016
NET LOSS	$74,163	$65,715	$29,336
OTHER COMPREHENSIVE INCOME:
Net unrealized losses (gains) from marketable securities	(59)	5	(65)
Gains (losses) on marketable securities reclassified into net loss	(5)	-	4
Net unrealized losses (gains) on derivative financial instruments	74	(146)	(20)
Gains (losses) on derivative financial instruments reclassified into net loss	(60)	137	13
TOTAL OTHER COMPREHENSIVE INCOME	(50)	(4)	(68)
TOTAL COMPREHENSIVE LOSS	$74,113	$65,711	$29,268

The accompanying notes are an integral part of these consolidated financial statements

FOAMIX PHARMACEUTICALS LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(U.S. dollars in thousands, except share data)

	Ordinary shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
	Number of shares	Amounts	Amounts
BALANCE AT JANUARY 1, 2016	30,639,134	$1,284	$145,878	$(46,230)	$(130)	$100,802
CHANGES DURING 2016:
Comprehensive income (loss)	-	-	-	(29,336)	68	(29,268)
Issuance of ordinary shares through a public offering, net of $3.9 million issuance costs (Note 9b)	6,111,959	260	53,872	-	-	54,132
Exercise of warrants (Note 9d)	257,137	10	1,285	-	-	1,295
Exercise of options and restricted share units (Note 9e)	159,561	7	105	-	-	112
Share-based compensation (Note 9e)	-	-	2,912	-	-	2,912
BALANCE AT DECEMBER 31, 2016	37,167,791	1,561	204,052	(75,566)	(62)	129,985
CHANGES DURING 2017:
Comprehensive income (loss)	-	-	-	(65,715)	4	(65,711)
Exercise of warrants (Note 9d)	191,793	8	(8)	-	-	-
Exercise of options and restricted share units (Note 9e)	138,544	7	154	-	-	161
Share-based compensation (Note 9e)	-	-	4,166	-	-	4,166
BALANCE AT DECEMBER 31, 2017, as previously reported	37,498,128	$1,576	$208,364	$(141,281)	$(58)	$68,601
Impact of initial adoption of new accounting standards (Note 4)	-	-	-	35	(35)	-
CHANGES DURING 2018:
Comprehensive income (loss)	-	-	-	(74,163)	50	(74,113)
Issuance of ordinary shares through a public offering, net of $5.2 million issuance costs (note 9c)	13,420,500	599	74,757	-	-	75,356
Issuance of ordinary shares through a securities purchase agreement, net of $39 issuance costs (note 9b)	2,940,000	134	15,997	-	-	16,131
Exercise of warrants (Note 9d)	178,468	8	832	-	-	840
Exercise of options and restricted share units (Note 9e)	314,044	14	33	-	-	47
Share-based compensation (Note 9e)	-	-	5,320	-	-	5,320
BALANCE AT DECEMBER 31, 2018	54,351,140	$2,331	$305,303	$(215,409)	$(43)	$92,182

The accompanying notes are an integral part of these consolidated financial statements

FOAMIX PHARMACEUTICALS LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	Year ended December 31
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(74,163)	$(65,715)	$(29,336)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	319	221	143
Loss from sale and disposal of fixed assets	44	134	16
Changes in marketable securities and bank deposits, net	201	97	91
Changes in accrued liability for employee severance benefits, net of retirement fund profit	(70)	57	14
Share-based compensation	5,320	4,166	2,912
Non-cash finance expenses (income), net	43	(47)	(1)
Changes in operating asset and liabilities:
Decrease (increase) in trade and other receivable	(308)	1,915	(2,889)
Decrease (increase) in other non-current assets	(14)	4	-
Increase in accounts payable and accruals	238	5,003	1,680
Increase (decrease) in other liabilities	(274)	988	-
Net cash used in operating activities	(68,664)	(53,177)	(27,370)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(567)	(1,518)	(424)
Proceeds from sale of fixed assets	10	33	-
Investment in bank deposits	(39,000)	(17,000)	(23,000)
Investment in marketable securities	(38,652)	(22,839)	(31,700)
Proceeds from sale and maturity of marketable securities and bank deposits	66,454	79,079	40,106
Net cash provided by (used in) investing activities	(11,755)	37,755	(15,018)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of ordinary shares through a public offering, net of $5.2 million issuance costs	75,356	-	54,132
Proceeds from issuance of ordinary shares through a securities purchase agreement, net of $39 issuance costs	16,131	-	-
Proceeds from exercise of warrants	840	-	1,295
Proceeds from exercise of options	47	161	112
Payments in respect of BIRD loan	-	-	(476)
Payments in respect of bank borrowings	-	(21)	(32)
Net cash provided by financing activities	92,374	140	55,031

INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	11,955	(15,282)	12,643
EFFECT OF EXCHANGE RATE ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(43)	48	2

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF THE YEAR	16,206	31,440	18,795

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF THE YEAR	$28,118	$16,206	$31,440

Cash and cash equivalents	$27,868	$15,956	$31,190
Restricted cash	250	250	250
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH SHOWN IN STATEMENT OF CASH FLOWS	$28,118	$16,206	$31,440

FOAMIX PHARMACEUTICALS LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	Year ended December 31
	2018	2017	2016
SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Cashless exercise of warrants	1	8	-
Exercise of restricted share units	10	3	4
Property and equipment purchases included in accounts payable and accruals	-	1	27

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes	587	478	163
Interest received	1,173	1,209	1,015
Interest paid	-	*-	239

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

Foamix is a late clinical-stage specialty pharmaceutical company focused on developing and commercializing its proprietary topical drug candidates for dermatological therapy. Foamix lead product candidate, FMX101 (4% minocycline foam), is being developed for the treatment of moderate-to-severe acne. An additional product candidate, FMX103 (1.5% minocycline foam), is being developed for the treatment of moderate-to-severe papulopustular rosacea. Both product candidates are novel topical foam formulations of the antibiotic minocycline and were developed using Molecule Stabilizing Technology , a proprietary foam platform designed to optimize the topical delivery of minocycline, an active pharmaceutical ingredient, or API, that is currently available only in oral form despite its prevalent use in dermatology.

Foamix also licensed its technology under development and licensing agreements to various pharmaceutical companies for development of certain products combining Foamix's foam technology with the licensee’s proprietary drugs.

In May 2014, Foamix incorporated a wholly-owned Subsidiary in the United States of America - Foamix Pharmaceuticals Inc. (hereinafter the "Subsidiary"). The Subsidiary was incorporated to assist Foamix with regard to marketing, regulatory affairs and business development relating its products and technology.

Since incorporation through December 31, 2018, Foamix and its Subsidiary (hereinafter “the Company”) incurred losses and negative cash flows from operations mainly attributable to its development efforts and has an accumulated deficit of $215,409. The Company has financed its operations primarily through the issuance of shares through private and public financing rounds, convertible loans and payments received under development and licensing agreements. The Company's cash and investments as of the issuance date of these financial statements, will allow the Company to fund its operating plan through at least the next 12 months. However, the Company expects to continue to incur significant research and development and other expenses related to its ongoing operations and in order to continue its future operations, the Company will need to obtain additional funding until becoming profitable. If the Company is unable to obtain such funding it will need to curtail or cease operations.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

a.    Basis of presentation

The Company’s financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

Use of estimates in the preparation of financial statements

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. As applicable to these financial statements, the most significant estimates and assumptions relate to clinical trial accruals.

FOAMIX PHARMACEUTICALS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands, except share and per share amounts)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

b.	Functional currency

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

c.	Principles of consolidation

The consolidated financial statements include the accounts of Foamix and its Subsidiary. Intercompany balances and transactions including profits from intercompany sales not yet realized outside the Company, have been eliminated upon consolidation.

d.	Cash and cash equivalents

The Company considers as cash equivalents all short-term, highly liquid investments, which include short-term bank deposits with original maturities of three months or less from the date of purchase that are not restricted as to withdrawal or use and are readily convertible to known amounts of cash.

e.	Bank deposits
Bank deposits with original maturity dates of more than three months but at balance sheet date are less than one year are included in short-term deposits. The interest rates on the Company’s deposits range between 1.75%-3.15%. The fair value of bank deposits approximates the carrying value since they bear interest at rates close to the prevailing market rates.

f.	Marketable securities

Marketable Debt Securities:

Marketable debt securities are classified as available for sale and are recorded at fair value. Management determines the appropriate classification of its investments in securities at the time of purchase. Classifications of debt securities in the balance sheet are determined based on the maturity date of the securities.

Dividend and interest income, including amortization of the premium and discount arising at acquisition, as well as realized gains and losses, are included in financial income.

FOAMIX PHARMACEUTICALS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands, except share and per share amounts)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

Unrealized gains, net of taxes, are reflected in other comprehensive income (loss). Unrealized losses considered to be temporary are reflected in other comprehensive income (loss); unrealized losses that are considered to be other-than-temporary are charged to income as an impairment charge. Realized gains and losses are included in financial income, net.

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

Marketable Equity Securities:

The Company’s marketable equity securities are recorded at fair market value and, beginning January 1, 2018, following the adoption of ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10). Unrealized gains and losses are included in other income (expense), net in the consolidated statements of operations. Prior to January 1, 2018, unrealized gains, net of taxes, were reflected in other comprehensive income (loss) and unrealized losses were reflected in other comprehensive income (loss).

g.	Derivatives

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

FOAMIX PHARMACEUTICALS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands, except share and per share amounts)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

h.	Property and equipment:

1)	Property and equipment are stated at cost, net of accumulated depreciation and amortization.

2)	The Company’s property and equipment are depreciated by the straight-line method on the basis of their estimated useful life. Annual rates of depreciation are as follows:

%
Computers	15-33
Laboratory equipment	7-20
Office furniture and equipment	7-15
Vehicles	15

Leasehold improvements are amortized by the straight-line method over the expected lease term, which is shorter than the estimated useful life of the improvements.

i.	Impairment of long-lived assets

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

For the three years ended December 31, 2018, the Company did not recognize an impairment loss for its long-lived assets.

j.	Allowance for doubtful accounts

The Company performs ongoing credit evaluations to estimate the need for maintaining reserves for potential credit losses. An allowance for doubtful accounts is recognized on a specific basis with respect to those amounts that the Company has determined to be doubtful of collection. No allowance for doubtful accounts was recorded in the three years ended December 31, 2018.

k.	Contingencies

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

FOAMIX PHARMACEUTICALS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands, except share and per share amounts)

NOTE 2−SIGNIFICANT ACCOUNTING POLICIES (continued):

l.	Share-based compensation

The Company accounts for employees’ and directors’ share-based payment awards classified as equity awards using the grant-date fair value method. The fair value of share-based payment transactions is recognized as an expense over the requisite service period. As from January 1, 2017, forfeitures are recognized as they occur.

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

m.	Revenue recognition

On January 1, 2018 the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). According to the standard, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the performance obligation is satisfied.

An entity only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer, after considering any price concession expected to be provided to the customer, when applicable. At contract inception, the entity assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The entity then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

The adoption of the new standards did not change the Company’s revenue recognition as the majority of the Company’s revenues in 2018 were driven from royalties from license agreements for products, developed combining the Company's foam technology with a drug selected by the licensee. The Company does not have future performance obligations under the license arrangements. The revenues are recorded based on the sales that occurred during the relevant period provided by licensees.

FOAMIX PHARMACEUTICALS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands, except share and per share amounts)

NOTE 2−SIGNIFICANT ACCOUNTING POLICIES (continued):

Prior to January 1, 2018 and before the adoption of the new standard, the Company's revenues also included development services driven from the development and license agreements. Revenue recognition from those agreements were recognized as follows:

The significant deliverables in the agreements between the Company and its licensees were the obligation of the Company to provide development services and the grant of an exclusive license to the specific product developed. These deliverables were combined into one single unit of accounting for revenue recognition purposes since: (i) each element did not have value on a stand-alone basis; (ii) in order to develop the combined formulation in the licensed product, the use of the Company’s propriety technology was required. Therefore, the Company was the only party capable of performing the level and type of development services required under the agreement.

The Company’s development and license agreements entitle the Company to: (i) development payments, including upfront payments, cost reimbursements and payments contingent only upon passage of time (together, - “Development Service Payments”); (ii) payments contingent solely upon performance or achievement of clinical results by the Company’s licensees (“Contingent Payments”); (iii) royalties calculated as a percentage of sales of the developed products made by the Company's licensees.

Revenues from Development Service Payments under development and license agreements were recognized as the services were provided. When the Company received a portion of the Development Service Payment before performance of such services, these advances were recorded as deferred revenues and recognized as revenues as services were performed. Contingent Payments were recognized when the licensee’s performance or achievement event occurred, and royalties were recognized when subsequent sales were made by the licensees.

n.	Research and development costs

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

o.	Clinical trial accruals

Clinical trial expenses are charged to research and development expense as incurred. The Company accrues for expenses resulting from obligations under contracts with clinical research organizations (CROs). The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided. The Company’s objective is to reflect the appropriate trial expense in the consolidated financial statements by matching the appropriate expenses with the period in which services and efforts are expended. In the event advance payments are made to a CRO, the payments are recorded as other assets, which will be recognized as expenses as services are rendered.

p.	Income taxes:

1)	Deferred taxes

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

q.	Loss per share

Net loss per share, basic and diluted, is computed on the basis of the net loss for the year divided by the weighted average number of ordinary shares outstanding during the year. Diluted net loss per share is based upon the weighted average number of ordinary shares and of ordinary shares equivalents outstanding when dilutive. Ordinary share equivalents include outstanding stock options and warrants which are included under the treasury share method when dilutive.

The following share options, RSUs and warrants were excluded from the calculation of diluted net loss per ordinary share because their effect would have been anti-dilutive for the years presented (share data):

	Year ended December 31
	2018	2017	2016
Outstanding share options and RSUs	4,812,800	4,230,101	2,698,875
Warrants	-	1,394,558	1,807,800

r.	Fair value measurement

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

t.	Comprehensive loss

Comprehensive loss includes, in addition to net loss, unrealized holding gains and losses on available-for-sale debt securities and derivative instruments designated as cash flow hedge (net of related taxes where applicable). For the years ended December 31, 2017 and 2016, the comprehensive loss included also available-for-sale equity securities.

Reclassification adjustments for gain or loss of available for sales securities are included in finance expenses net in the statement of operations.

u.	Newly issued and recently adopted accounting pronouncements:

   Accounting pronouncements adopted in 2018:

1)
n May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes prior revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process that requires companies to exercise more judgment and make more estimates than under the prior guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation.

The Company adopted the guidance as of January 1, 2018, under the modified retrospective method, however, as the current revenue of the Company is driven primarily from royalties as mentioned above, the Company’s adoption of the new standard did not have a material effect on its consolidated financial statements.

2)
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10), which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amended guidance requires changes in the fair value of equity investments to be recognized through net income, rather than other comprehensive income. Adoption of the standard is applied through a cumulative one-time adjustment to retained earnings. This standard was adopted on January 1, 2018 and its accumulative adjustment had no material impact on the Company's consolidated financial statements. In addition, in February 2018, the FASB issued ASU No. 2018-03 which includes technical corrections and improvements to clarify the guidance in ASU No. 2016-01. This addition, adopted as of January 1, 2018, had no material impact on the Company’s consolidated financial statements.

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

Accounting pronouncements that are not yet effective and have not been early adopted by the Company:

4)
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). The new standard requires lessees to record assets and liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The Company plans to adopt the standard as of January 1, 2019 on a modified retrospective basis and will not restate comparative periods. The Company will elect the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows the Company to carryforward the historical lease classification. The Company will make an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet. The Company expects that adoption of the standard will result in recognition of approximately $1,200 of lease assets and lease liabilities as of January 1, 2019 on the Company’s Consolidated Balance Sheets.

5)
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

FOAMIX PHARMACEUTICALS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands, except share and per share amounts)

NOTE 3 - FAIR VALUE MEASUREMENTS

The Company’s assets and liabilities that are measured at fair value as of December 31, 2018, and December 31, 2017, are classified in the tables below in one of the three categories described in note 2r above:

	December 31, 2018
	Level 1	Level 2	Total
Marketable securities	$991	$46,229	$47,220
Currency options designated as hedging instruments (current liability)	-	$(3)	$(3)

	December 31, 2017
	Level 1	Level 2	Total
Marketable securities	$987	$39,776	$40,763
Currency options designated as hedging instruments (current asset)	-	$11	$11

The Company’s debt securities are traded in markets that are not considered to be active, but are valued based on quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Accordingly, these assets are categorized as Level 2.

Foreign exchange risk management

The Company purchases and writes non-functional currency options in order to hedge the currency exposure on the Company’s cash flow. The currency hedged items are denominated in New Israeli Shekel (NIS). The purchasing and writing of options is part of a comprehensive currency hedging strategy with respect to salary and rent expenses denominated in NIS. These transactions are at zero cost for periods of up to one year. The counterparties to the derivatives are major banks in Israel. As of December 31, 2018, the total hedged amount was NIS 12.8 million.

The derivative liability, in the amount of $3 as of December 31, 2018, qualifies as hedge accounting.

As of December 31, 2018, the Company has a lien in the amount of $268 on the Company’s marketable securities and a lien in the amount $250 on the Company’s checking account, in respect of bank guarantees granted in order to secure the hedging transactions.

NOTE 4 - MARKETABLE SECURITIES

Marketable securities as of December 31, 2018, and December 31, 2017 consist mainly of debt and mutual funds securities. The debt securities are classified as available-for-sale and are recorded at fair value. Changes in fair value, net of taxes (if applicable), are reflected in other comprehensive loss. Realized gains and losses on sales of the securities, as well as premium or discount amortization, are included in the consolidated statement of operations as finance income or expenses.

As of January 1, 2018, following the adoption of ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10), equity securities with readily determinable fair value are measured at fair value. The changes in the fair value of equity investments are recognized through net income. Adoption of the standard was applied through a cumulative one-time adjustment of $35 to the accumulated deficit.

FOAMIX PHARMACEUTICALS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands, except share and per share amounts)

NOTE 4 - MARKETABLE SECURITIES (continued):

The following table sets forth the Company’s marketable securities:

	December 31
	2018	2017
Israeli mutual funds	$991	$987
Certificates of deposit	2,773	17,206
U.S Government and agency bonds	25,215	22,570
U.S Treasury bills	18,241	-
Total	$47,220	$40,763

At December 31, 2018 and 2017, the fair value, cost and gross unrealized holding gains and losses of the marketable securities owned by the Company were as follows:

	December 31, 2018
	Fair value	Cost or Amortized cost	Gross unrealized holding loss	Gross unrealized holding gains
Certificates of deposit	$2,773	$2,790	$17	$-
U.S Government and agency bonds	25,215	25,236	22	1
U.S Treasury bills	18,241	18,243	3	1
Total	$46,229	$46,269	$42	$2

	December 31, 2017
	Fair value	Cost or Amortized cost	Gross unrealized holding loss	Gross unrealized holding gains
Israeli mutual funds	$987	$952	$-	$35
Certificates of deposit	17,206	17,243	38	1
U.S. Government and agency bonds	22,570	22,638	68	-
Total	$40,763	$40,833	$106	$36

As of December 31, 2018, the unrealized losses attributed to the Company’s marketable securities were primarily due to credit spreads and interest rate movements. The Company has considered factors regarding other than temporary impaired securities and determined that there are no securities with impairment that is other than temporary as of December 31, 2018, and December 31, 2017.

As of December 31, 2018, and 2017, the Company’s debt securities had the following maturity dates:

	Market value
	December 31
	2018	2017
Due within one year	$46,079	$31,244
1 to 2 years	150	8,380
2 to 3 years	-	152
Total	$46,229	$39,776

 During the years ended December 31, 2018 and 2017, the Company received proceeds of $32,247 and $43,079, respectively upon the sale and maturity of marketable securities.

$401 and $433 of the Company’s marketable securities were restricted as of December 31, 2018, and 2017, respectively, due to a lien in respect of bank guarantees granted to secure hedging transaction and the Company’s rent agreement. Refer to note 7 and note 3.

FOAMIX PHARMACEUTICALS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands, except share and per share amounts)

NOTE 5 - PROPERTY AND EQUIPMENT

	December 31
	2018	2017
Cost:
Leasehold improvements	$978	$902
Computers and software	515	299
Laboratory equipment	1,399	1,257
Furniture	245	288
Vehicles	82	106
	3,219	2,852
Less:
Accumulated depreciation and amortization	984	810
Property and Equipment, net	$2,235	$2,042

Depreciation and amortization expense totaled $319, $221 and $143 for the years ended December 31, 2018, December 31, 2017 and  December 31, 2016, respectively.

During the years ended December 31, 2018, December 31, 2017 and December 31, 2016, the Company disposed of fixed assets in the net amount of $42, $104 and $16, respectively. Loss from sales of fixed assets for the years ended December 31, 2018 and December 31, 2017 was $2 and $30, respectively.

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

During 2014, all of the Israeli employees agreed to the terms of Section 14 of the Israeli Severance Pay Law, 1963, according to which all deposits in the pension fund and/or with the insurance company, thereafter, exempt the Company from any additional obligation. These deposits are accounted as defined contribution payments and therefore not recorded on the Company’s balance sheet. Once the employees agreed to the terms of Section 14, all amounts funded on behalf of the employees were released to their full ownership. The liability for employee severance benefits as of December 31, 2018, represents the Company's obligation that has not been secured by deposits to employee severance funds.

The amount of severance payment expenses to Israel employees were $592, $569 and $407 for the years ended December 31, 2018, December 31, 2017 and December 31, 2016, respectively.

Beginning September 2017, the Company has retirement savings plans available to all employees of the Subsidiary, which are intended to qualify as deferred compensation plans under Section 401(k) of the Internal Revenue Code (the “401(k) Plans”). The Company made contributions to these 401(k) Plans during the years ended December 31, 2018 and December 31, 2017 of approximately $84 and $35, respectively.

During 2019, the Company expects to deposit approximately $930 with respect to employee’s severance benefits

FOAMIX PHARMACEUTICALS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands, except share and per share amounts)

NOTE 7 - COMMITMENTS

Lease agreement

The Company leases office space for its headquarters and research and development facilities in Israel and the United States of America under several lease agreements. The lease agreements for the facilities in Israel are linked to the Israeli CPI and expire in December 2020. The lease agreement in the United States is due to expire during March 2019; however, the company has the option to renew the lease for an additional three years.

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

Operating lease expenses for the years ended December 31, 2018, December 31, 2017 and December 31, 2016, are as follows:

	Year Ended December 31
	2018	2017	2016
Office lease expenses	$772	$645	$358
Vehicles lease expenses	$100	$22	$-

Future minimum lease commitments under non-cancelable operating lease agreements are as follows:

2019	$746
2020	682
2021 and thereafter	21
Total	$1,449

The Company has a lien in the amount of $133 on the Company’s marketable securities in respect of bank guarantees granted in order to secure the lease agreements.

NOTE 8 - LOANS:

a.	Loan from the BIRD foundation

During the second quarter of 2016, the Company repaid the loan received from the Israel United States Binational Industrial Research and Development Foundation (the "BIRD foundation") upon the completion of a certain clinical development. The loan, received in instalments between 2008 and 2011, was denominated in U.S. dollars and linked to the U.S. Consumer Price Index.

b.	Bank borrowings

During 2014, the Company entered into several finance agreements with a bank in order to finance the purchase of vehicles (hereinafter “the Loans”). The Loans were denominated in NIS and bear interest at a rate per annum equal to Prime minus 0.5%. The Loans were fully repaid during 2017.

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

b.	Public offerings

On September 30, 2016, the Company completed a public offering in which 5,700,000 ordinary shares were sold at a price of $9.50 per share. On October 28, 2016, the underwriters partially exercised their ‘green shoe’ option and purchased 411,959 additional ordinary shares. The net proceeds, including the underwriters' option, were approximately $54,132, after deducting underwriter’s discounts, commissions and other offering expenses.

On September 18, 2018, the Company completed a public offering in which 11,670,000 ordinary shares were sold at a price of $6.00 per share. Upon closing of the offering, the underwriters exercised their ‘green shoe’ option at full and purchased 1,750,500 additional ordinary shares. The net proceeds, including the underwriters' option, were approximately $75,356, after deducting underwriter’s discounts, commissions and other offering expenses.

c.	Securities Purchase Agreement

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

d.	Warrants

Each warrant could have been exercised for one ordinary share at an exercise price of $5.04 per share or through a cashless exercise. During the years ended December 31, 2018,  December 31, 2017 and December 31, 2016, 1,394,558, 413,242 and 257,137 warrants were exercised into 178,468, 191,793 and 257,137 ordinary shares, respectively.

As defined in the warrant agreement dated May and June 2014, the warrants were exercisable until May 13, 2018. On this date all outstanding warrants were automatically exercised by the warrant holder on a net issuance basis.

e.	Share-based compensation

In May 2015, the Company's board of directors approved a new option plan (the "Plan") replacing the previous plan approved in 2009. The Plan initially included a pool of 2,690,694 ordinary shares for grant to Company employees, consultants, directors and other service providers. During the years ended December 31, 2016 and December 31, 2017, the Board of Directors approved an accumulated increase of 2,900,000 ordinary shares to the Plan. As of December 31, 2018, 1,179,346 shares remain available for grant under the Plan.

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

FOAMIX PHARMACEUTICALS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands, except share and per share amounts)

NOTE 9 - SHARE CAPITAL (continued):

The fair value of each option granted is estimated using the Black-Scholes option pricing method. The volatility is based on a combination of the Company’s historical volatility, historical volatilities of companies in comparable stages as well as companies in the industry, by statistical analysis of daily share pricing model. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected term of the options granted in dollar terms. The Company’s management uses the contractual term or its expectations, as applicable, of each option as its expected life. The expected term of the options granted represents the period of time that granted options are expected to remain outstanding.

 Options and RSUs granted to employees and directors:

In the years ended December 31, 2018, December 31, 2017 and December 31, 2016, the Company granted options as follows:

	Year ended December 31, 2018
	Award amount	Exercise price range	Vesting period	Expiration
Employees:
Options	721,530	$4.06- $6.4	4 years	10 years
RSU	201,844	-	4 years	-

Directors:
Options	174,373	$5.02- $5.06	1 years	10 years
RSU	14,829	-	3 years	-

	Year ended December 31, 2017
	Award amount	Exercise price range	Vesting period	Expiration
Employees:
Options	1,162,558	$5.22- $10.31	4 years	10 years
RSU	350,694	-	4 years	-

Directors:
Options	189,709	$4.69- $4.76	4 years	10 years
RSU	19,397	-	4 years	-

	Year ended December 31, 2016
	Award amount	Exercise price range	Vesting period	Expiration
Employees:
Options	715,310	$6.04- $8.54	4 years	10 years
RSU	25,000	-	4 years	-

Directors:
Options	24,000	$7.09	3 years	10 years

The fair value of options and RSUs granted during 2018, 2017 and 2016 was $3,953, $8,510 and $2,816, respectively.

The fair value of RSUs granted to employees and directors is based on the share price on grant date and was computed using the Black-Scholes model. The underlying data used for computing the fair value of the options are as follows:

FOAMIX PHARMACEUTICALS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands, except share and per share amounts)

NOTE 9 - SHARE CAPITAL (continued):

	Year ended December 31
	2018	2017	2016
Value of ordinary share	$4.09-$5.99	$4.44-$10.12	$5.9-$8.35
Dividend yield	0%	0%	0%
Expected volatility	61%-62.6%	58.41%-61.7%	60.3%-63.2%
Risk-free interest rate	2.75%-2.87%	1.97%-2.16%	1.25%-1.86%
Expected term	6 years	6 years	6 years

The total unrecognized share-based compensation cost at December 31, 2018 is $8,242, which is expected to be recognized over a weighted average period of two years.

Options and RSUs granted to consultants and service providers:

During the years ended December 31, 2018 and 2017 there were no grants of options and RSUs to consultants and service providers.

In the year ended December 31, 2016, the Company granted options as follows:

	Year ended December 31, 2016
	Award amount	Exercise price range	Vesting period	Expiration
Options	4,800	$6.34	4 years	10 years

The fair value of options and RSUs granted to consultants during the year ended December 31, 2016 was $42.

The fair value of options granted during 2016, was computed using the Black-Scholes model. The underlying data used for computing the fair value of the options are as follows:

December 31
2016
Value of ordinary share	$11.1
Dividend yield	0%
Expected volatility	64.8%
Risk-free interest rate	2.38%
Expected term	9 years

Modification of share-based compensation:

In June, 2017, the Company entered into new agreements with Dr. Dov Tamarkin and Mr. Meir Eini to serve as consultants, following their resignation from their roles as Chief Executive Officer and Chief Innovation Officer of the Company (see also Note 13), pursuant to which all options and RSUs previously awarded to Dr. Tamarkin and Mr. Eini were to remain outstanding and continue to vest as though they remained employed by the Company through each applicable vesting date.

In addition to the agreements above, during 2017, the Company entered into a similar agreement with another employee who become a consultant to the Company. Pursuant to the agreement all options and RSUs previously awarded to the employee were to remain outstanding and continue to vest as though he remained employed by the Company through each applicable vesting date, as long as he remained a consultant to the Company. On May 31, 2018 the consultant’s agreement was terminated and all unvested awards were forfeited.

FOAMIX PHARMACEUTICALS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands, except share and per share amounts)

NOTE 9 - SHARE CAPITAL (continued):

The retention of the options and RSUs was considered a Type III modification for share-based compensation, and, as a result, during the year ended December 31, 2017, the Company reversed all expense previously recorded for these retained awards in the amount of $2,037 and recorded the additional compensation expense in the amount of $1,058 over the new requisite service period.

On January 1, 2018, the Company and Dr. Tamarkin agreed to terminate the consulting agreement signed in June 2017. Pursuant to the termination, the Board of Directors resolved that all options and RSUs previously granted to Dr. Tamarkin shall continue to vest and may be exercised until their expiration date.

The retention of the options and RSUs was considered an additional Type III modification. As a result, on January 1, 2018, the Company remeasured the fair value of all outstanding options and RSUs granted to Dr. Tamarkin and recognized the fair value of the unvested options and RSUs as an immediate expense. The compensation expenses recorded on January 1, 2018, were $239.

Following changes in circumstances, including Mr. Eini’s resignation from his position as an observer to the Board of Directors, the Company reassessed the services provided by Mr. Eini and concluded they are not substantive in comparison to the value of the equity awards he received. Therefore, in January 2018, all expenses related to the awards previously granted to Mr. Eini were measured and the unrecognized amount of the fair value was fully recognized. The compensation expenses recorded in January 2018, were $494.

On November 19, 2018, the Company entered into a retirement agreement with one of its Directors pursuant to which all options previously awarded will remain outstanding and continue to vest throughout the vesting period subject to shareholders approval.

The retention of the options was considered a Type III modification. As a result, on November 19, 2018 the Company reversed all expense previously recorded for the unvested retained awards in the amount of $90 and recorded the new compensation expense in the amount of $47 as an immediate expense.

Summary of outstanding and exercisable options and RSUs:

The following table summarizes the number of options outstanding for the years ended December 31, 2018, December 31, 2017 and December 31, 2016, and related information:

	Employees and directors		Consultants and service providers
	Number of options	USD(1)	Number of options	USD(1)
Outstanding at January 1, 2016	1,727,226	$5.41	147,875	$3.24
Granted	739,310	6.55	4,800	6.34
Forfeited	(20,000)	6.66	(15,625)	7.98
Exercised	(69,444)	1.64	-	-
Outstanding at December 31, 2016	2,377,092	$5.87	137,050	$2.81
Granted	1,352,267	7.47	-	-
Forfeited	(39,213)	7.93	(8,800)	8.40
Exercised	(61,881)	2.63	-	-
Re-designated(2)	(252,210)	7.71	252,210	7.71
Outstanding at December 31, 2017	3,376,055	$6.41	380,460	$5.93
Granted	895,903	5.61	-	-
Forfeited	(150,240)	7.98	(41,697)	8.12
Exercised	(24,625)	1.92	(67,500)	0.05
Outstanding at December 31, 2018	4,097,093	$6.20	271,263	$7.05

(1)	Weighted average price per share
(2)	Pursuant to change in status of grantees from ‘employee’ and ‘director’ to ‘consultant’ during the reporting period.

FOAMIX PHARMACEUTICALS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands, except share and per share amounts)

NOTE 9 - SHARE CAPITAL (continued):

The following table summarizes the number of RSUs outstanding for the years ended December 31, 2018, December 31, 2017 and December 31, 2016:

	Employees and directors	Consultants and service providers
	Number of RSUs
Outstanding at January 1, 2016	186,800	63,050
Awarded	25,000	-
Vested	(69,117)	(21,000)
Outstanding at December 31, 2016	142,683	42,050
Awarded	370,091	-
Forfeited	(4,025)	(550)
Vested	(43,038)	(33,625)
Re-designated(1)	(78,120)	78,120
Outstanding at December 31, 2017	387,591	85,995
Awarded	216,673	-
Forfeited	(11,746)	(12,150)
Vested	(161,648)	(60,271)
Outstanding at December 31, 2018	430,870	13,574

(1)	Pursuant to change in status of grantees from ‘employee’ and ‘director’ to ‘consultant’ during the reporting period.

The following tables summarizes information concerning outstanding and exercisable options as of December 31, 2018:

December 31, 2018
Options outstanding			Options exercisable
	Number of	Weighted	Number of	Weighted
	options	average	options	Average
Exercise	outstanding	remaining	exercisable	Remaining
prices per	at end of	contractual	at end of	contractual
share (USD)	year	Life	year	Life

0.062-1.312	200,625	0.90	200,625	0.90
1.92	227,400	2.97	227,400	2.97
4.056-4.760	339,709	9.15	59,284	8.53
5.022-5.879	1,067,235	8.13	521,344	7.41
6.04-6.77	1,183,803	7.86	522,254	6.88
7.09-8.544	719,514	6.82	529,042	6.72
10.217-11.868	630,070	7.86	325,770	7.68
	4,368,356		2,385,719

The aggregate intrinsic value of the total of both the outstanding and exercisable options as of December 31, 2018, is $964.

Share-based compensation expenses:

The following table illustrates the effect of share-based compensation on the statements of operations:

	Year ended December 31
	2018	2017	2016
Cost of revenues	$-	$2	$3
Research and development expenses	2,054	1,711	1,135
Selling, general and administrative	3,266	2,453	1,774
	$5,320	$4,166	$2,912

FOAMIX PHARMACEUTICALS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands, except share and per share amounts)

NOTE 10 - INCOME TAX:

 The Company is taxed under Israel and the United States of America tax laws:

a.	Tax rates:

1)	Income from Israel was taxed at the corporate tax rate of 25% in 2016, 24% in 2017, and 23% in 2018 and thereafter.

2)	Effective January 1, 2018, the U.S. Tax Cuts and Jobs Act, reduced the U.S. statutory tax rate from 35% in 2017 and 2016 to 21%. The relevant state tax rate for 2018, 2017 and 2016 was 9%.

b.	Tax assessments

Foamix has tax assessments that are considered to be final through tax year 2013.

c.	Tax benefits under the Law for Encouragement of Industry (Taxation), 1969

Foamix believes that it currently qualifies as an "Industrial Company" under the above law. As such it is entitled to certain tax benefits, mainly the right to deduct share issuance costs over three years for tax purposes in the event of a public offering.

Foamix utilizes this tax benefit.

d.	Losses for tax purposes carried forward to future years

As of December 31, 2018, Foamix had approximately $146.7 million of net carry forward tax losses in Israel, which are available to reduce future taxable income with no limited period of use. During 2018 the subsidiary incurred $0.4 million of net carry forward tax losses in the United States to reduce future taxable income with no limited period of use.

e.	Subsidiary tax liability

During 2018, 2017 and 2016, the US Subsidiary incurred a tax expense in the amount of $212, $1,164 and $387, respectively.

f.	Deferred income taxes:

	December 31,
	2018	2017
In respect of:
Net operating loss carry forward	$33,859	$20,385
Research and development	12,932	9,856
Share based compensation	957	433
Other	164	175
Less - valuation allowance	(47,912)	(30,849)
Net deferred tax assets	$-	$-

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

Following is a reconciliation of the theoretical tax benefit, assuming all income is taxed at the statutory corporate tax rate applicable to Israeli corporations, and the actual tax expense:

	Year ended December 31
	2018	2017	2016
Loss before income taxes	$73,951	$64,551	$28,949

Theoretical tax benefit on the above amount	(17,009)	(15,492)	(7,237)
Decrease (increase) in tax refund resulting from:
Reduction and different corporate tax rates	(101)	711	1,965
Non-deductible expenses and other permanent differences, mainly share based compensation expenses and issuance costs	(84)	80	(491)
Uncertain tax position	(98)	988	-
Net change in valuation allowance	17,063	14,858	5,777
Other	441	19	373
Actual tax expense	$212	$1,164	$387

g.	Uncertain tax positions:

ASC No. 740, Income Taxes, requires significant judgment in determining what constitutes an individual tax position as well as assessing the outcome of each tax position. Changes in judgment as to recognition or measurement of tax positions can materially affect the estimate of the effective tax rate and consequently, affect the operating results of the Company.

The following table summarizes the activity of the Company unrecognized tax benefits:

Balance at January 1, 2017	$-
Increase in uncertain tax positions for the current year	988
Balance at December 31, 2017	$988
Decrease in uncertain tax positions for the current year	(98)
Balance at December 31, 2018	$890

FOAMIX PHARMACEUTICALS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands, except share and per share amounts)

NOTE 10 - INCOME TAX (continued):

h.	Roll forward of valuation allowance:

Balance at January 1, 2016	$10,214
Additions	5,777
Balance at December 31, 2016	$15,991
Additions	14,858
Balance at December 31, 2017	$30,849
Additions	17,063
Balance at December 31, 2018	$47,912

NOTE 11 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION:

   Balance sheets:

	December 31
	2018	2017
a. Account receivable - other:
Institutions	$446	$91
Prepaid expenses	450	588
Other	103	93
	$999	$772

b. Accounts payable and accruals - other:
Accrued expenses	$351	$1,622
Payroll and related institutions	1,166	872
Bonus accrual	2,332	1,166
Other	292	70
	$4,141	$3,730

   Statements of operations:

c.	Revenues

In the years ended December 31, 2017 and 2016, the Company’s revenues were driven virtually all from one main customer. Based on the agreement with this customer, the Company is entitled to royalty payments with respect to sales of a product developed by the customer in collaboration with the Company (“the Product”).

During 2018, a new customer acquired the Product and assumed all rights and responsibilities under the initial agreement. In the year ended December 31, 2018, virtually all revenues were driven from these two customers.

The following table provides a breakdown of the Company’s net revenues:

	Year ended December 31
	2018	2017	2016
Development Service Payments	$62	$140	$63
Contingent Payments	-	-	2,500
Royalties	3,533	3,529	2,964
Total revenues	$3,595	$3,669	$5,527

FOAMIX PHARMACEUTICALS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands, except share and per share amounts)

NOTE 11 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION (continued):

d.	Finance income, net:

	Year ended December 31
	2018	2017	2016
Finance expenses:
Finance expenses on BIRD loan	$-	$-	$243
Foreign exchange losses, net	27	57	-
Other expenses	17	14	17
Total finance expenses	44	71	260

Finance income:
Gains from securities, net	(688)	(602)	(401)
Interest on bank deposits	(297)	(532)	(536)
Foreign exchange gains, net	-	-	(24)
Total finance income	(985)	(1,134)	(961)
	$(941)	$(1,063)	$(701)

NOTE 12 - ENTITY-WIDE DISCLOSURE:

a.	Net revenues by geographic area were as follows:

	Year ended December 31
	2018	2017	2016
Germany	$2,467	$3,529	$5,464
United States	62	140	14
France	-	-	49
Denmark	1,066	-	-
Total revenues	$3,595	$3,669	$5,527

b.	Revenues from principal customers - revenues from single customers that exceed 10% of total revenues in the relevant year:

	Year ended December 31
	2018	2017	2016
Customer A	$2,467	$3,529	$5,464
Customer B	$1,066	$-	$-

FOAMIX PHARMACEUTICALS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands, except share and per share amounts)

NOTE 13 - RELATED PARTY TRANSACTIONS

In June 2017, the Company entered into new agreements with Dr. Dov Tamarkin and Mr. Meir Eini pursuant to their resignation from their roles as Chief Executive Officer and Chief Innovation Officer of the Company, respectively, effective as of June 29, 2017. As part of the agreements, as of July 1, 2017, Dr. Tamarkin and Mr. Eini began to serve as consultants to the Company. In addition, Dr. Tamarkin and Mr. Eini retained all outstanding stock options and RSUs and were entitled to cash severance payments in the total amount of $1,800. In January 2018, Dr. Tamarkin reached an agreement with the Company pursuant to which he discontinued his services as Chief Scientific Advisor to the Company and resigned from his position as a Director on the board of directors of the Company. However, the board agreed that all of options and RSUs previously granted to Dr. Tamarkin will continue to vest and may be exercised until their expiration date (see note 9e). In addition, in May 2018, the shareholders approved an addition, special, one-time cash payment of $193. This cash payment was a conversion of 137,428 options and 45,750 restricted share units included, but not granted, in Dr. Tamarkin’s initial retirement agreement.

In November 2018, the Company entered into a retirement agreement with one of its directors. Pursuant to the agreement and subject to shareholders approval, the director shall receive one-time compensation of $50 and will retain all of his equity awards (see note 9e).

Supplemental Financial Information

Unaudited selected quarterly financial results for the years ended December 31, 2018 and 2017 were as follows:

	2018				2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$906	$964	$865	$860	$927	$798	$901	$1,043
Cost of revenues	-	-	-	-	-	-	11	2
Gross profit	906	964	865	860	927	798	890	1,041
Operating loss	25,720	18,787	15,586	14,799	14,570	16,593	17,828	16,623
Loss per share basic and diluted	$0.69	$0.46	$0.38	$0.26	$0.39	$0.44	$0.47	$0.46

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and regulations promulgated thereunder) as of December 31, 2018. Based on such evaluation, those officers have concluded that, as of December 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting, as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment, management concluded that, as of December 31, 2018, our internal control over financial reporting was effective based on these criteria.

As an emerging growth company, our auditors were not required to attest to, or report on, the effectiveness of our internal control over financial reporting, and therefore such attestation is not included in this an annual report on Form 10-K, in accordance with section 103 of the JOBS Act which amended section 404(b) of the Sarbanes-Oxley Act with regard to emerging growth companies.

ITEM 9B - OTHER INFORMATION

On February 28, 2019, Dr. Dalia Meggido notified the board of directors of her intention to resign from the board of directors and from all committees thereof, effective as of immediately after the Company’s 2019 Annual General Meeting of Shareholders, which is currently expected to take place in April 2019. Dr. Meggido’s decision to resign was not due to any disagreement with the Company on any matter relating to the operations, policies (including accounting or financial policies) or practices of the Company. The Company expresses its appreciation for Dr. Meggido’s service as a member of the Board of Directors.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information relating to our executive officers and directors as of December 31, 2018. Unless otherwise stated, the address for our directors and executive officers is c/o Foamix Pharmaceuticals Ltd., 2 Holzman St., Weizmann Science Park, Rehovot 7670402, Israel.

Name	Age	Position
Executive Officers
David Domzalski	52	Chief Executive Officer and Director
Ilan Hadar, M.B.A.	49	Chief Financial Officer, Country Manager (Israel)
Mutya Harsch	44	General Counsel and Chief Legal Officer
Iain A. Stuart, Ph.D.	45	Chief Research and Development Officer
Matthew Wiley	47	Chief Commercial Officer
Non-Executive Directors
Stanley Hirsch, D.Phil.	61	Director, Chairman of the Board of Directors, Chairman of Nominating Committee
Sharon Barbari	64	Director
Rex Bright	78	Director, Chairman of the Compensation Committee
Anthony Bruno	62	Director
Anna Kazanchyan, M.D.	50	Director
Dalia Megiddo, M.D., M.B.A.	67	Director
Aharon Schwartz, Ph.D.	76	Director
Stanley Stern	61	Director, Chairman of the Audit Committee
_____________________________

Our Executive Officers

David Domzalski has served as our Chief Executive Officer since July 2017. Mr. Domzalski has been with us since April 2014, and previously served as the president of our U.S. subsidiary, Foamix Pharmaceuticals Inc. Previously, Mr. Domzalski was the Vice President of Sales and Marketing at LEO Pharm Inc. from 2009 to 2013. On January 1, 2018, Mr. Domzalski was also appointed as a member of our board of directors. Mr. Domzalski holds a B.A. in economics and political science from Muhlenberg College, Allentown, Pennsylvania.

Ilan Hadar has served as our Chief Financial Officer since February 2014 and was also appointed our Israel Country Manager, apposition he has held since July 2017. Mr. Hadar holds a B.A. in business administration and economics and an M.B.A. from The Hebrew University of Jerusalem.

Mutya Harsch has served as our General Counsel and Chief Legal Officer since January 2019. She initially joined us in January 2018, and previously served as our General Counsel and Senior Vice President of Legal Affairs from January 2018 to January 2019. Ms. Harsch has over 19 years of legal experience, previously holding positions as Special Counsel, Mergers & Acquisitions at Cooley LLP from 2015 to 2017 and as a corporate lawyer at Davis Polk & Wardwell from 2005 to 2015. Ms. Harsch received her J.D. and B.A. from the University of California at Berkeley.

Iain Stuart, Ph.D. has served as our Chief Research & Development Officer since January 2019, and previously served as our Senior Vice President of Research & Development from August 2017 to January 2019 and as our Vice President of Clinical Development from October 2016 to 2017. Prior to joining us, Dr. Stuart held several positions including Vice President of Medical Strategy and Scientific Affairs at LEO Pharma, Inc. from 2008 to 2016. Dr. Stuart holds a Ph.D. from Glasgow Caledonian University in Scotland.

Matthew Wiley has served as our Chief Commercial Officer since November 2018. Mr. Wiley has more than 20 years of commercial experience across a broad range of specialty pharmaceutical categories. Prior to joining us, Mr. Wiley held several positions of increasing responsibility at Jazz Pharmaceuticals from 2012 to 2018, most recently as Vice President of Marketing and Business Unit Lead for the company’s sleep disorder portfolio. He holds a B.A. in English from Syracuse University.

Our Directors

Stanley Hirsch, D.Phil. has served as our director since February 2005 and as chairman of the board since May 2016. Dr. Hirsch has over 30 years of experience in executive positions, including director of business development for a privately held group of healthcare companies. He has also served as general manager of two diagnostics development companies. Dr. Hirsch has served as Chief Executive Officer of FuturaGene Ltd. and its predecessor company CBD Technologies Ltd., since 1995, and has also held the position of General Manager of Portman Pharmaceutical Industries. Since the acquisition of FuturaGene Plc by Suzano Pulp and Paper, a Brazilian industrial public corporation in July 2010, he has held a position equivalent to a vice president at Suzano. Dr. Hirsch currently serves as chairman of the board of directors of OWC Pharmaceutical Research Corp, a position he has held since July 2017. Dr. Hirsch holds a D. Phil. in Cell Biology and Immunology from Oxford University, England.

Rex Bright has served as our director since September 2014. Mr. Bright is currently retired, but previously held chief executive officer positions in the health care industry for over 20 years. Mr. Bright was the co-founder and Chief Executive Officer of SkinMedica, a specialty pharmaceutical business that was later acquired by Allergan in 2012. Mr. Bright also held executive positions for Johnson & Johnson and GlaxoSmithKline. Mr. Bright previously served as a director of RestorGenex Corporation until 2016 when the company was acquired. Mr. Bright holds a B.A. in Business Administration and Marketing from Drury University.

Anthony Bruno has served as our director since November 2018 and formerly served as a strategic consultant to us from 2014 to 2018. Mr. Bruno is currently retired. He previously served as a strategic consultant to various healthcare-focused investment funds from 2011 to 2018, and was employed at Warner Chilcott from 2000 to 2011, most recently as Executive Vice President, with responsibility for all business development activities including product acquisitions and divestitures as well as licensing agreements. Mr. Bruno also worked at Warner Lambert for 16 years, holding several positions of increasing strategic responsibility. Mr. Bruno was also an associate with Shearman & Sterling. Mr. Bruno holds a B.A. in Political Science from Syracuse University, and a J.D. from The George Washington University Law School.

Stanley Stern has served as our director since September 2014. Mr. Stern has over 30 years of experience as an investment banker, working primarily for Oppenheimer & Co, in a number of positions including head of investment banking. He also worked for STI Ventures, Salomon Brothers and C.E. Unterberg. In 2013, Mr. Stern founded Alnitak Capital Partners, LLC. He currently serves as a director of Audiocodes since December 2012, Ormat Technologies, Inc. since February 2016 and Ekso Bionics Holdings, Inc. since March 2015. He was previously a member of the board of directors of Sodastream International Ltd. from November 2015 to December 2018. Mr. Stern holds a B.A. in Economics and Accounting from City University of New York, Queens College, and an M.B.A. from Harvard University.

Anna Kazanchyan, M.D. has served as our director since December 2014. Dr. Kazanchyan founded Saghmos Therapeutics in September 2016 and serves as its Chief Executive Officer and Chairwoman. She is also the founder and Managing Partner since 2004 of Primary i-Research, LLC. Previously, she was SVP, Business Development and Product Development at Ovid Therapeutics, a company focused on rare neurological disorders. Dr. Kazanchyan was previously Senior Biotechnology Analyst at Wachovia Securities, and was a member of the Biotechnology Equity Research teams at Goldman Sachs and Citigroup. She has served as a director of Innovate Biopharmaceuticals from February to June 2018. She received an M.D. from Harvard Medical School and a B.A. in biology, summa cum laude, from Clark University.

Aharon Schwartz, Ph.D. has served as our director since November 2014. Dr. Schwartz retired from Teva Pharmaceutical Industries Ltd. in 2011, where he served in a number of positions of increasing responsibility from 1975 until his retirement, most recently serving as its Vice President, Head of Teva Innovative Ventures from 2008 to 2011. Dr. Schwartz has been the chairman of the board of directors of BiolineRx Ltd. since 2003 and a director of Protalix BioTherapeutics, Inc. since 2015. From January 2013 through November 2017, he served as a director of Alcobra Ltd. Dr. Schwartz received his Ph.D. in organic chemistry in 1978 from the Weizmann Institute of Science, his M.Sc. in organic chemistry from the Technion and his B.Sc. in chemistry and physics from the Hebrew University of Jerusalem. Dr. Schwartz received a second Ph.D. in 2014 from the Hebrew University of Jerusalem in history and philosophy of science.

Dalia Megiddo, M.D. has served as our director since May 2016. On February 28, 2019, Dr. Megiddo submitted her resignation from the board, effective on the date of the Company’s 2019 annual general meeting of shareholders. Dr. Megiddo co-founded a number of pharmaceutical companies, including Alcobra Ltd., Bioblast-Pharma Ltd. and Chiasma Ltd. She currently serves as Managing Partner of Expedio Ventures, and previously led other life science investment funds, including Jerusalem Global Ventures and 7-Health. Dr. Megiddo has been serving as a director of Bioblast-Pharma Ltd. since 2012 and formerly served as a director of Alcobra Ltd. from 2013 to 2014. Dr. Megiddo holds an M.D. in Medicine from The Hebrew University of Jerusalem, and is a licensed specialist in family medicine. She also holds an M.B.A. degree from the Kellogg Recanati International School of Business (Tel Aviv University and North Western University).

Sharon Barbari has served as our director since January 2019. She is currently retired. She previously served as the Executive Vice President of Finance and Chief Financial Officer of Cytokinetics Inc. from July 2009 to July 2017, and prior to then, she served as Senior Vice President of Finance and Chief Financial Officer from September 2004 through June 2009. From September 2002 to August 2004, Ms. Barbari served as Chief Financial Officer and Senior Vice President of Finance and Administration of InterMune, Inc., a biopharmaceutical company. From January 1998 to June 2002, she served at Gilead Sciences, Inc., a biopharmaceutical company, and held several positions of increasing responsibility including most recently as its Vice President and Chief Financial Officer. Ms. Barbari has served on the board of directors of Sonoma Pharmaceuticals, Inc. since March 2014. Ms. Barbari received a B.S. in Accounting from San Jose State University.

Family Relationships

There are no family relationships among our executive officers and directors.

Section 16(a) Beneficial Ownership Reporting Compliance

In 2018, we were no longer considered a “foreign private issuer” and began filing as a U.S. domestic filer under SEC regulations. As of January 1, 2018, our officers, directors and greater than 10% shareholders began to file forms pursuant to Section 16(a). In connection with this transition, we filed initial beneficial ownership forms on behalf of our executive officers and directors, and changes to beneficial ownership forms on Form 4 for our Section 16 officers and directors. All of our executive officers’ and directors’ Form 3s were filed 9 days late, on January 11, 2018. Form 4s were filed late on January 24, 2018, for the following executive officers: Mr. David Domzalski, Mr. Mitchell Shirvan, Mr. Russell Elliott, Mr. Alvin Howard, Mr. Yohan Hazot, and Mr. David Schuz. In addition, Mr. Meir Eini, who was an observer to our board until he resigned on January 24, 2018, filed a late Form 3 and late Form 4, each dated January 18, 2018; Mr. Chaim Chizic, who was the other observer to our board until he resigned on January 28, 2018, did not file a Form 3 or Form 4. In addition, we filed a Form 4 that was 12 days late on behalf of our director, Dr. Hirsch, in connection with warrants that automatically exercised in accordance with their terms. Also, on December 6, 2018, we filed a Form 4 that was 5 days late on behalf of our director, Dr. Schwartz, who purchased 112,200 ordinary shares over three days.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics applicable to all of our directors and employees, including our Chief Executive Officer, Chief Financial Officer, or principal accounting officers, or other persons performing similar functions, which is a “code of ethics” as defined in Item 406 of Regulation S-K. The full text of the Code of Business Conduct and Ethics is available on our website at www.foamix.com. Information contained on our website or that can be accessed through our website does not constitute a part of this report and is not incorporated by reference herein. If we make any amendment to the Code of Business Conduct and Ethics or grant any waivers, including any implicit waiver, from a provision of the code of ethics, we will disclose the nature of such amendment or waiver on our website to the extent required by the rules and regulations of the SEC. Under Item 10 of Form 10-K, if a waiver or amendment of the Code of Business Conduct and Ethics applies to our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions and that relates to any element of the code of ethics definition enumerated in Item 406 of Regulation S-K, we are required to disclose such waiver or amendment on our website.

Corporate Governance

Nominating and corporate governance committee

Our board of directors has adopted a nominating and corporate governance committee charter that sets forth the responsibilities of the nominating and governance committee consistent with the rules and regulations of the SEC and Nasdaq, including: (a) assisting in identifying, recruiting and, if appropriate, interviewing candidates to fill positions on the board of directors, including persons suggested by shareholders or others, (b) establishing procedures to be followed by shareholders in submitting recommendations for board candidates, if appropriate, (c) reviewing the background and qualifications of individuals being considered as director candidates, while considering the candidate’s experience, skills, expertise, diversity, personal and professional integrity, character, business judgment, time availability in light of other commitments, dedication, conflicts of interest and such other relevant factors that the committee considers appropriate in the context of the needs of the board, (d) recommending the board nominees for election by shareholders or appointment by the board, as the case may be, in a manner consistent with the criteria for selecting directors, as established by the board from time to time, (e) reviewing the suitability for continued service as a director of each board member, when the term of service of the director expires, and when the director has a change in status (including, but not limited to, an employment change) and recommending whether or not the director should be re-nominated, (f) making recommendations to the board regarding the size and composition of each committee; and (g) overseeing the performance of the board as a whole. A copy of the Nominating and Corporate Governance Committee Charter is available on our website at www.foamix.com.

Our nominating and corporate governance committee consists of Dr. Stanley Hirsch, who also serves as chairman of the committee, along with Mr. Stanley Stern and Mr. Rex Bright. Each of the members of our nominating and corporate governance committee is independent under Nasdaq rules.

The nominating and corporate governance committee believes that candidates for director should have certain minimum qualifications, including the ability to read and understand basic financial statements, being over 21 years of age and having the highest personal integrity and ethics. When considering director candidates, the nominating and corporate governance committee will also generally consider all other relevant qualifications of the candidates, including such factors as the candidate’s relevant expertise upon which to be able to offer advice and guidance to management, having sufficient time to devote to the affairs of the company, demonstrated excellence in his or her field, having relevant financial or accounting expertise, having the ability to exercise sound business judgment, having the commitment to rigorously represent the long-term interests of our shareholders and whether the board candidates will be independent for purposes of Nasdaq rules, as well as the current needs of the board and the company.

At this time, the Nominating and Corporate Governance Committee does not have a policy with regard to the consideration of director candidates recommended by shareholders. The Nominating and Corporate Governance Committee believes that it is in the best position to identify, review, evaluate and select qualified candidates for Board membership, based on the comprehensive criteria for Board membership approved by the Board.

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

External directors

Under the Israeli Companies Law, Israeli public companies are generally required to appoint at least two external directors, who need to meet certain criteria and be appointed according to a specific procedure. However, under the Israeli Companies Regulations (Concessions for Companies Whose Shares are Listed for Trading on a Stock Exchange Abroad), 5760-2000, or the Concession Regulations, as amended on April 17, 2016, Israeli public companies whose shares are traded exclusively on a non-Israeli stock exchange, such as us, may opt out from such requirement. Accordingly, in August 2016, our board of directors resolved to opt out from the requirement to appoint external directors. In the same resolution, our board also opted out from certain restrictions on the engagement of former external directors and their relatives and affiliates following the end of their tenure. Consequently, and in accordance with the Concession Regulations, our directors who were previously classified as external directors prior to the date on which our board decided to opt out of the requirement to maintain such function may continue to hold their office until the earlier of the expiry of their original three-year term or the second annual shareholder meeting held after such decision was taken, and following such expiry will not be subject to any of the reappointment limitations imposed on external directors by the Israeli Companies Law.

Under the Concession Regulations, these concessions will continue to be available to the company so long as (i) its shares are traded on a U.S. stock exchange, including Nasdaq; (ii) it does not have a “controlling shareholder” (as such term is defined under the Israeli Companies Law), and (iii) it complies with the majority board independence requirements and audit committee and compensation committee requirements under U.S. laws applicable to U.S. domestic issuers.

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

Our board of directors has adopted an audit committee charter that sets forth the responsibilities of the audit committee consistent with the rules and regulations of the SEC and the Nasdaq, as well as the requirements for such committee under the Israeli Companies Law, including (a) oversight of our independent registered public accounting firm and recommending the engagement, compensation or termination of engagement of our independent registered public accounting firm to the board of directors in accordance with Israeli law; (b) recommending the engagement or termination of our internal auditor; and (c) recommending the terms of audit and non-audit services provided by the independent registered public accounting firm for pre-approval by our board of directors(d) identifying deficiencies in the business management practices of our company, including, inter alia, in consultation with our internal auditor or the independent auditor, and making recommendations to the board of directors as to how to correct such practices; (e) reviewing and considering the approval of related party transactions; (f) determining whether related party transactions are extraordinary or material under the Israeli Companies Law, including transactions in which an office holder has a “personal interest” under the Israeli Companies Law, and whether to approve such transactions; (g) establishing the approval process for certain transactions with a controlling shareholder or in which the controlling shareholder has a personal interest; (h) examining and approving the working plan of the internal auditor, subject to any modifications in its discretion; (i) examining our internal audit controls and internal auditor’s performance, including whether the internal auditor has sufficient resources and tools to fulfill his or her responsibilities; (j) examining the scope of our auditor’s work and compensation and submitting its recommendation with respect thereto to our board of directors or shareholders, depending on which of them is considering the appointment of our auditor; (k) establishing procedures for the handling of employees’ complaints as to the management of our business and the protection to be provided to such employees; and (l) reviewing the our annual audited financial statements and quarterly financial statements with management and the independent auditor, including a review of our disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” . A copy of the Audit Committee Charter is available on our website at www.foamix.com.

A “personal interest” under the Israeli Companies Law includes an interest of any person in an action or transaction of a company, excluding any interest arising solely from holding the Company’s shares, but including the personal interest of such person’s spouse, siblings, parents, grandparents, descendants, spouse’s descendants, siblings or parents or the spouse of any of such persons, and the personal interest of any entity in which such person or one of the aforementioned relatives of such person serves as a director or chief executive officer, owns 5% or more of such entity’s outstanding shares or voting rights or has the right to appoint one or more directors or the chief executive officer. Further, in the case of a person voting by proxy at a shareholder meeting, “personal interest” includes the personal interest of either the proxy holder or the shareholder granting the proxy, whether or not the proxy holder has discretion how to vote.

Under the Israeli Companies Law, an extraordinary transaction is defined as any of the following:

•	a transaction other than in the ordinary course of business;
•	a transaction that is not on market terms; or
•	a transaction that may have a material impact on a company’s profitability, assets or liabilities.

Our audit committee may not approve any actions requiring its approval, unless, at the time of the approval, a majority of the committee’s members are present, which majority consists of independent directors.

Composition and quorum

Under Nasdaq rules and SEC regulations, we are required to maintain an audit committee consisting of at least three independent directors, each of whom is financially literate and one of whom has accounting or related financial management expertise and would qualify as an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K of the Securities and Exchange Act of 1934.

Our audit committee consists of Dr. Stanley Stern, who also serves as chairman of the committee, Mr. Rex Bright, Dr. Dalia Megiddo (who will continue to serve as a member of our board of directors until our 2019 annual general meeting of shareholders) and Ms. Sharon Barbari. The board has determined that each of the members of our audit committee is an independent director in accordance with SEC regulations and satisfies the independent director requirements under Nasdaq rules. All designated members of our audit committee meet the requirements for financial literacy under the applicable Nasdaq rules and SEC regulations. Our board has determined that Ms. Barbari is an “audit committee financial expert,” as such term is defined under applicable SEC rules.

Compensation committee

Roles, responsibilities and procedures

Our board of directors has established a compensation committee and adopted a charter setting forth its roles and responsibilities, which include (a) recommending a compensation policy regarding the terms of engagement of office holders, which is recommended to the board of directors for approval and subsequently to shareholders for their approval, in accordance with the Israeli Companies Law, and reviewing such policies from time to time, (b) recommending to the board of directors periodic updates to the compensation policy and whether the compensation policy should continue in effect every three years; (c) assessing the implementation of the compensation policy; (d) reviewing and approving the granting of options, restricted share units and other incentive awards to the extent such authority is delegated by the board of directors; (e) reviewing, evaluating and making recommendations regarding the compensation and benefits for non-executive directors, (f) determining whether to approve and recommend to the board of directors and shareholders to approve transactions with office holders relating to their terms of compensation, as required under the Israeli Companies Law, (g) determining whether changes to the compensation terms of the CEO of the Company are material and if the changes are required to be brought to the shareholders for approval, (h) overseeing compliance reporting requirements of the SEC, (i) determining whether to recommend to the board to adopt a share ownership policy for directors and executive officers, and (j) performing such other activities as may be required. A copy of the Compensation Committee Charter is available on our website at www.foamix.com.

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

The compensation policy must serve as the basis for decisions concerning the terms of employment or engagement of office holders, including exculpation, insurance, indemnification and any monetary payment and obligation of payment in respect of employment or engagement. The compensation policy must relate to certain factors, including advancement of the company’s objectives, the company’s business plan and its long-term strategy, and creation of appropriate incentives for office holders. It must also consider, inter alia, the company’s risk management, size and the nature of its operations.

The compensation policy must furthermore consider additional factors, as follows: (a) the knowledge, skills, expertise and accomplishments of the relevant office holder; (b) the office holder’s roles and responsibilities and prior compensation agreements with him or her; (c) the ratio between the terms offered and the average compensation of the other employees of the company, including those employed through manpower companies; (d) the impact of disparities in salary upon work relationships in the company; (e) the possibility of reducing variable compensation at the discretion of the board of directors; (f) as to variable compensation, the possibility of setting a limit on the exercise value of non-cash variable equity-based compensation; and (g) as to severance compensation, the period of service of the office holder, the terms of his or her compensation during such service period, the Company’s performance during that period of service, the person’s contribution towards the Company’s achievement of its goals and the maximization of its profits, and the circumstances of termination of service.

The compensation policy must also include the following principles: (a) the link between variable compensation and long-term performance and measurable criteria; (b) the ratio between variable and fixed compensation, and the ceiling for the value of variable compensation; (c) the conditions under which an office holder would be required to repay compensation paid to him or her if it was later shown that the data upon which such compensation was based was inaccurate and was required to be restated in the Company’s financial statements; (d) the minimum holding or vesting period for variable, equity-based compensation; and (e) maximum limits for severance.

Under the Israeli Companies Law, every three years we are required to re-obtain the approval of our compensation committee, board of directors and shareholders for either the continuation of our existing compensation policy or adoption of a new compensation policy. Our compensation policy was last approved by our shareholders on May 8, 2018, after having been recommended by our compensation committee and approved by our board of directors, and will therefore need to be either re-approved, amended, or replaced by a new policy in 2021.

Our compensation committee may conduct or authorize investigations into, or studies of, matters within its scope of responsibilities, and may retain or obtain the advice of a compensation consultant, legal counsel or other advisor in its sole discretion. The compensation committee is directly responsible for the appointment, compensation and oversight of the work of any compensation consultant, legal counsel or other advisor that it retains, at the expense of the Company. The compensation committee may select, or receive advice from, a compensation consultant, legal counsel or other advisor to the compensation committee, other than in-house legal counsel, only after conducting an assessment of, and determining, the advisor’s independence, including whether the advisor’s work has raised any questions of independence or conflicts of interest, taking into consideration the Exchange Act, the factors set forth in Nasdaq rules and any other factors that the committee deems relevant.

In determining the compensation of our chief executive officer and other executive officers, as well as our directors and chairman of the board for 2018, including bonus amounts and performance criteria, the compensation committee retained the services of a compensation consultant, Frederic W. Cook & Co., Inc. (“FW Cook”), to conduct a comparative survey of the compensation of such office holders. The survey examined the publicly-reported cash and equity compensation of chief executive officers and other executive officers, board members and chairs of the board of 21 comparable U.S. and Israeli pharmaceutical and biotechnology companies.

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

FW Cook did not perform any services for us other than services for the compensation committee. After review and consultation with FW Cook, the compensation committee determined that there was no conflict of interest resulting from retaining the consultant in fiscal year 2018.

Composition and quorum

The members of our compensation committee are Mr. Rex Bright, who also serves as chairman of the committee, Mr. Anthony Bruno, Mr. Stanley Stern and Ms. Anna Kazanchyan. Each member of our compensation committee is independent under Nasdaq rules.

ITEM 11 - EXECUTIVE COMPENSATION

As a smaller reporting company, and as an emerging growth company, or EGC, and as permitted by Title I of the Jumpstart Our Business Startups Act of 2012, or JOBS Act, we have scaled down our disclosure on executive compensation to omit compensation discussion and analysis and certain tables and items that would otherwise be required in an annual report on Form 10-K. Such omitted tables and items include, but are not limited to, the table displaying grants of plan-based awards, the table displaying option exercises and vesting, disclosure on CEO pay ratio and disclosure of compensation policies as related to risk management. Furthermore, our disclosure on compensation focuses only on an individual serving as our principal executive officer or acting in a similar capacity during the last completed fiscal year and the next two most-highly compensated executive officers (and up to two additional individuals no longer serving as executive officers at year-end) (our “named executive officers”). In addition, for as long as we remain an EGC, we are not subject to certain governance requirements relating to executive compensation such as holding a “say-on-pay” and “say-on-golden-parachute” advisory votes.

Our named executive officers for 2018, which include our principal executive officer and the next two most highly compensated executive officers, are:

•	David Domzalski, our Chief Executive Officer;
•	Ilan Hadar, our Chief Financial Officer and Israel Country Manager; and
•	Mutya Harsch, General Counsel and Chief Legal Officer.

Summary Compensation Table

The following table sets forth all of the compensation awarded to, earned by or paid to our named executive officers during 2017 and 2018:

Name and Principal Position	Year	Salary ($)	Bonus ($)		Share Awards ($)(1)		Option Awards ($)(1)		Non-Equity Incentive Plan Compensa-tion ($)	All Other Compensa-tion ($)(2)		Total ($)(3)
David Domzalski, CEO	2018	440,000	440,000	(4)	119,788		214,424		-	11,000	(7)	1,225,212
	2017	416,980	165,000		711,033		1,493,122		-	10,800		2,796,935
Ilan Hadar, CFO and Israel Country Manager	2018	367,026	281,750	(4)	70,071		120,848		-	145,962	(5)	985,657
	2017	342,253	119,978		421,502		791,307		-	121,815		1,796,855
Mutya Harsch, General Counsel and Chief Legal Officer	2018(6)	325,000	220,000	(8)	149,750	(9)	172,709	(9)	-	11,000	(10)	878,459
___________________________________

(1) The value in this column represents the aggregate grant date fair value of our restricted share unit awards or option awards computed in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions used in the calculation of these amounts, see Note 9 to our audited financial statements, included in “Financial Statements and Supplemental Financial Information.”

(2) The contributions and benefits referred to in some of the footnotes to this column reflect compensation to our executives residing in Israel that is customarily provided to Israeli executives in the high-tech and bio-pharmaceutical markets. For example, deposits to “severance funds,” are contributions made by us in lieu of its statutory severance pay obligation under Israeli law. Generally, an Israeli company is required to pay, upon termination of an employee, an amount equal to such employee’s last monthly salary for each full year of his or her employment with the company (or a pro-rata portion of such last salary for any part of a year), and the obligation for such severance pay is recorded as a long-term liability on the company's balance sheet. Alternatively, a company may make monthly contributions to a severance fund in the employee's name, in an amount equal to one twelfth (8⅓%) of the employee’s salary for such month. Making such contributions in a consistent manner releases the company from further liability for severance pay to the employee upon his or her actual termination, even if the amount accumulated in the severance fund falls short of the amount of mandatory severance pay to which the employee would have otherwise been entitled under law (which is usually the case, as the average salary during the course of employment is typically lower than the last salary, which reflects the employee’s highest-achieved seniority and rank). At the same time, the employees benefit from the certainty and security of having their severance pay deposited in a fund in their name, and from the right to have the fund released to them both in the event of termination or resignation. An “education fund” is a medium-term savings scheme that takes advantage of a unique tax break granted under Israeli law, whereby a company's contributions to such fund (which, despite its misleading name, may be used by the employee for any purpose), as well as all capital gains accrued on such contributions, are free of tax if (a) the company contributes an amount equal to 7.5% of the employee's salary to such fund, up to a certain limit, and the employee further contributes 2.5% of his salary at his expense, and (b) the fund remains undrawn for a period of at least 6 years from the time of the first contribution.

(3) Salary and other compensation of Israeli executive officers for the years ended December 31, 2018 and 2017 are based on an average US$/NIS representative exchange rate of NIS 3.60 per dollar for both years. Bonuses for 2018 and 2017 are based on US$/NIS representative exchange rates of NIS 3.748 and NIS 3.47 per dollar as of December 31, 2018 and 2017, respectively.

(4) Consists of discretionary bonuses as described below under “—General Policies Regarding Cash Bonuses, Equity Awards and Other Benefits to Named Executive Officers.”

(5) Mr. Hadar’s other compensation in 2018 consisted of (i) $30,257 of automobile expenses, (ii) $55,127 of deposits to severance funds, (iii) $27,527 of deposits to an education fund, (iv) $22,269 of gross-up for related taxes, (iv) $10,050 of social security payments and (v) $732 of gross up of other benefit.

(6) Ms. Harsch was not one of our named executive officers for the year ended December 31, 2017.

(7) Consists of employer contributions to Mr. Domzalski’s 401(k) plan.

(8) Consists of (i) discretionary bonuses as described below under “—General Policies Regarding Cash Bonuses, Equity Awards and Other Benefits to Named Executive Officers” and (ii) a signing cash bonus granted to Ms. Harsch upon commencement of her employment with us.

(9) Consists of a one-off grant of options and restricted share units upon commencement of Ms. Harsch’s employment with us.

(10) Consists of employer contributions to Ms. Harsch’s 401(k) plan.

Outstanding Equity Awards at Fiscal Year-End Table

The table below sets forth information regarding outstanding equity awards held by each of our named executive officers as of December 31, 2018:

Name	Grant Date	Number of Shares Underlying Unexercised Options Exercisable	Number of Shares Underlying Unexercised Options Un-exercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Shares That Have Not Vested	Market Value of Shares or Units of Shares That Have Not Vested ($)
David Domzalski	06/09/14(1)	18,750	-	7.98	06/09/24	-	-
	11/10/15(2)	177,610	59,200	7.14	11/10/25	-	-
	03/01/16(3)	41,250	18,750	6.04	03/01/26	783	2,811
	01/01/17(4)	31,225	40,144	10.22	01/01/27	13,381	48,038
	08/08/17(5)	102,412	225,308	5.76	08/08/27	56,327	202,214
	08/05/18(6)	-	70,187	5.06	02/27/28	23,396	83,992
Ilan Hadar	03/31/14(7)	5,469	-	1.92	03/31/24	-	-
	11/19/14(8)	24,125	-	5.46	11/19/24	-	-
	01/15/15(9)	16,875	1,125	6.77	01/15/25	-	-
	06/28/15(10)	-	-	-	-	568	2,039
	11/10/15(11)	151,501	50,503	7.13	11/10/25	-	-
	03/01/16(12)	41,250	18,750	6.34	03/01/26	783	2,811
	01/01/17(13)	26,419	33,970	10.31	01/01/27	11,324	40,653
	08/08/17(14)	61,314	134,891	5.22	08/08/27	33,722	121,062
	02/27/18(15)	-	35,093	6.40	02/27/28	11,698	41,996
Mutya Harsch	02/27/18(16)	-	50,000	6.35	02/27/28	25,000	89,750
________________________

(1) The options vested over a period of four years from June 9, 2014, 25% on each anniversary of such date, ending June 9, 2018.

(2) The options vest over a period of four years from November 10, 2015, 25% on the first anniversary of such date and 6.25% every three months thereafter, ending November 10, 2019.

(3) The options vest over a period of four years from March 1, 2016, 25% on the first anniversary of such date and 6.25% every three months thereafter, ending March 1, 2020. The restricted share units vest in equal installments every three months over the vesting period beginning December 1, 2018 and ending March 1, 2020.

(4) The options vest over a period of four years from January 1, 2017, 25% on the first anniversary of such date and 6.25% every three months thereafter, ending January 1, 2021. The restricted share units vest in equal installments every three months over the vesting period beginning October 1, 2018 and ending January 1, 2021.

(5) The options vest over a period of four years from August 8, 2017, 25% on the first anniversary of such date and 6.25% every three months thereafter, ending August 8, 2021. The restricted share units vest in equal installments every three months over the vesting period beginning November 8, 2018 and ending August 8, 2021.

(6) The options and restricted share units vest over a period of four years from February 27, 2018, 25% on the first anniversary of such date and 6.25% every three months thereafter, ending February 27, 2022.

(7) The options vested over a period of four years from March 31, 2014, 20% on such date and 5% every three months thereafter, ending March 31, 2018.

(8) The options vested over a period of four years from November 19, 2014, 20% on such date and 5% every three months thereafter, ending November 19, 2018.

(9) The options vest over a period of four years from January 15, 2015, 25% on the first anniversary of such date and 6.25% every three months thereafter, ending January 15, 2019.

(10) The restricted share units vest on January 15, 2019.

(11) The options vest over a period of four years from November 10, 2015, 25% on the first anniversary of such date and 6.25% every three months thereafter, ending November 10, 2019.

(12) The options vest over a period of four years from March 1, 2016, 25% on the first anniversary of such date and 6.25% every three months thereafter, ending March 1, 2020. The restricted share units vest in equal installments every three months over the vesting period beginning December 1, 2018 and ending March 1, 2020.

(13) The options vest over a period of four years from January 1, 2017, 25% on the first anniversary of such date and 6.25% every three months thereafter, ending January 1, 2021. The restricted share units vest in equal installments every three months over the vesting period beginning October 1, 2018 and ending January 1, 2021.

(14) The options vest over a period of four years from August 8, 2017, 25% on the first anniversary of such date and 6.25% every three months thereafter, ending August 8, 2021. The restricted share units vest in equal installments every three months over the vesting period beginning November 8, 2018 and ending August 8, 2021.

(15) The options and restricted share units vest over a period of four years from February 27, 2018, 25% on the first anniversary of such date and 6.25% every three months thereafter, ending February 27, 2022.

(16) The options and restricted share units vest over a period of four years from February 27, 2018, 25% on the first anniversary of such date and 6.25% every three months thereafter, ending February 27, 2022.

Employment Arrangements with Our Named Executive Officers

David Domzalski. The terms of Mr. Domzalski’s employment are governed by his employment agreement, our compensation policy, and the Companies Law. Under his employment agreement, effective as of July 1, 2017, Mr. Domzalski’s annual base salary is currently $440,000 and was increased to $560,000 in January 2019 by the board, subject to shareholder approval at our 2019 annual shareholders meeting. Pursuant to our compensation policy, Mr. Domzalski is also eligible to receive an annual target bonus of up to 60% of his annual base salary. His eligibility for such annual target bonus and the amount of such bonus will be subject to the achievement of personal and company performance criteria, as determined by the compensation committee and board of directors, and further subject to the terms of our compensation policy then in effect, as approved by our shareholders. For the year 2018, Mr. Domzalski’s eligibility to receive his target bonus was subject to the following terms and key performance criteria, which were approved by the shareholders in the 2018 annual general meeting: (a) 40% of the bonus is based on clinical trial results for FMX101 and FMX103 and regulatory filing for FMX101, (b) 10% of the bonus is based on pipeline objectives, (c) 10% of the bonus is based on organizational objectives for commercial development, (d) 20% of the bonus is based on financial key performance indicators, and (e) 20% of the bonus is based on an evaluation of Mr. Domzalski’s overall performance by the compensation committee and the board of directors, based on quantitative and qualitative criteria such as establishing and implementing the company’s strategy, leadership, entrepreneurship and team collaboration. Furthermore, Mr. Domzalski was also eligible to receive an additional special bonus of up to 60% of his annual base salary in the event of exceptional performance, as determined by our compensation committee and board of directors. The amount and payment of Mr. Domzalski’s target and special bonus was set by the board of directors in its sole and absolute discretion. Following his appointment as our Chief Executive Officer, Mr. Domzalski was further granted 327,720 options and 81,930 restricted share unit awards under the terms of the 2015 Israeli Share Incentive Plan, or the 2015 Plan, and its 2015 US Addendum, and following our 2018 annual general meeting, Mr. Domzalski was granted an additional amount of 70,187 options and 23,396 restricted share units under the terms of the 2015 Plan and its 2015 US Addendum. In the event of termination of his employment without cause, following 60 days’ advance notice (subject to our right, at our election, to reduce such notice period and pay for the remainder of the period in lieu of notice), Mr. Domzalski will receive any earned but unpaid base salary, any incurred but unreimbursed business expenses and any accrued but unused vacation and sick days as of the date of termination of his employment. Additionally, we have agreed to (1) continue to pay him his base salary for 12 months following termination (“Mr. Domzalski’s severance period”); (2) continue to make employer contributions towards our healthcare plan on his behalf for the duration of Mr. Domzalski’s severance period, and (3) cause unvested options and restricted share unit awards held by Mr. Domzalski to become fully vested and exercisable, with the options remaining exercisable for 90 days following the date of termination. Upon termination of his employment without cause in connection with certain change of control events (i.e., merger, acquisition, reorganization, or sale of substantially all assets of the company), Mr. Domzalski’s severance period shall be extended to 18 months and, in lieu of his entitlement to the regular annual bonus, he shall receive a lump-sum amount equal to 60% of his continued base salary, multiplied by 1.5, to be paid within 60 days following termination.

Ilan Hadar. The terms of Mr. Hadar’s employment are governed by his employment agreement and our shareholder-approved compensation policy. Under his employment agreement, effective as of July 1, 2017, Mr. Hadar’s annual base salary was $352,188, based on the US$/NIS representative exchange rate of the Bank of Israel as of December 31, 2018, and he is eligible to receive an annual target bonus of up to 50% of his annual base salary. On January 1, 2019, Mr. Hadar’s annual base salary was increased to $385,000. His eligibility for his annual target bonus and the amount of such annual target bonus will be subject to his personal achievements and performance criteria, as determined by the board and subject to the terms of our compensation policy, as approved by our shareholders. Furthermore, pursuant to our compensation policy, Mr. Hadar is eligible to receive an additional annual bonus of up to 100% of his annual base salary in the event of exceptional performance, subject to the sole discretion of our compensation committee and board of directors. The amount and payment of Mr. Hadar’s cash bonuses shall be determined by our board of directors at its sole and absolute discretion. Upon termination of his employment without cause and subject to the approval of the board of directors, Mr. Hadar will continue to receive his base salary and welfare benefits for a period of 6 months following the termination date (“Mr. Hadar’s severance period”). Furthermore, the board of directors may (but is not obliged to) cause unvested options held by Mr. Hadar to become fully vested and exercisable, with such options remaining exercisable for 90 days following the date of termination. Upon termination of his employment without cause in connection with certain change of control events (i.e., merger, acquisition, reorganization, or sale of substantially all assets of the parent company), Mr. Hadar’s severance period will be extended to 18 months and during such period he shall remain entitled to his regular annual bonus.

Mutya Harsch. The terms of Ms. Harsch’s employment are governed by her employment offer letter and our compensation policy. Effective as of November 1, 2017, Ms. Harsch’s employment offer letter offered an annual base salary of $325,000, with an annual target bonus of up to 40% of her annual base salary. Her eligibility for such annual target bonus, and the amount of such annual target bonus, will be subject to her achievement of performance targets and milestone criteria, as determined by the CEO, in accordance with our current general bonus plan and in accordance with the terms of our shareholder-approved compensation policy. On January 1, 2019, in connection with her promotion to Chief Legal Officer, Ms. Harsch’s annual base salary was increased to $370,000. Furthermore, under our compensation policy, chief officers are eligible to receive up to a 45% target bonus. In addition, under the compensation policy, the compensation committee and the board may elect to pay Ms. Harsch up to an additional annual cash bonus in the event of exceptional performance, provided that her total annual bonus shall not exceed 67.5% of her annual base salary. Pursuant to her offer letter, Ms. Harsch received 50,000 employee options and 25,000 restricted share units under our 2015 Israeli Share Incentive Plan. Pursuant to her offer letter, upon termination of her employment without cause and subject to the approval of the board of directors, Ms. Harsch will continue to receive her base salary and benefits for a period of three months plus one month for every year she has served as an employee of the company following the termination date (“Ms. Harsch’s severance period”). Furthermore, pursuant to Ms. Harsch’s option award agreements and the compensation policy,the board of directors may (but is not obliged to) cause unvested options held by Ms. Harsch to become fully vested and exercisable, with such options remaining exercisable for 90 days following the date of termination. Upon termination of her employment without cause in connection with certain change of control events (i.e., merger, acquisition, reorganization, or sale of substantially all assets of the parent company), Ms. Harsch’s severance period will be extended to 12 months.

General Policies Regarding Cash Bonuses, Equity Awards and Other Benefits to Named Executive Officers

As approved at our 2015 annual general meeting of shareholders, as amended at our 2018 annual general meeting of shareholders, and as required by the Israeli Companies Law, we have adopted a compensation policy regarding the terms of office and employment of our “office holders” (as defined under the Israeli Companies Law, which includes directors, our Chief Executive Officer, our other executive officers and any other managers directly subordinate to the Chief Executive officer), including cash compensation, equity-based awards, releases from liability, indemnification and insurance, severance and other benefits. Each of our named executive officers is (or was, while employed by us) an “office holder” within the meaning of the Israeli Companies Law. The compensation policy is reviewed from time to time by our compensation committee and board of directors to ensure its appropriateness, and is required to be brought at least once every three years to our shareholders for reassessment and approval.

According to the compensation policy, as amended at our 2018 annual general meeting of shareholders, or the Amended Compensation Policy, our short-to-medium term incentive scheme is based on a monetary bonus paid annually or at the end of such longer periods for which targets may be set as part of a multi-year plan, and is designed to reward officers based on our performance and on their individually-defined results. During the last calendar quarter of each calendar year, the compensation committee and the board of directors determine for each officer the maximum bonus amount and the objectives for receiving such bonus, as well as the formula for calculating the bonus payment upon achievement of such objectives (including minimum thresholds below which no part of the bonus will be payable), which are examined for the following calendar year or the relevant target period.

The target bonus payable upon achievement of performance objectives is 60% of the base salary for the Chief Executive Officer, 50% of the base salary for the Country Manager and Chief Financial Officer, 45% of the base salary for senior vice presidents, executive vice president and other chief officers, and 40% for our other vice presidents. The objectives for receiving the bonus are intended to be measurable and quantified and may include (but are not limited to) innovation objectives such as introducing new products, entering clinical trials and developing future pipeline products; operating plan targets such as manage corporate operations to the approved annual budget and meet human resources objective; financials objectives such as revenue, EBITDA, cash balance, net profit, market cap and share price; business development objectives such as engaging with new partners or licensees, receiving product marketing approvals or approval of reimbursement schemes, and intellectual property objectives such as submission or grant of new patents.

The Amended Compensation Policy allows for (a) a discretionary bonus of up to 20% of such officer’s annual cash bonus, based on the evaluation of such officer’s performance by the compensation committee and the board of directors, and (b) an additional cash bonus which may be granted to an officer in extraordinary circumstances based on special contribution to key transactions by the Company, or the achievement of major corporate operational goals. The maximum additional cash bonus is 60% of the base salary for the Chief Executive Officer, 50% of the base salary for the Country Manager and Chief Financial Officer, 22.5% of the base salary for senior vice presidents, executive vice president, and other chief officers, and 10% for other vice presidents.

Our Amended Compensation Policy also includes an equity incentive component designed to retain officers, align officers and shareholders’ interests and incentivize achievement of medium-to-long term goals, under which the company may grant officers share options, restricted share units or any other equity-based compensation (collectively referred to as “equity-based awards”). The equity-based awards are determined individually and awarded from time to time according to each officer’s performance, skills, qualifications, experience, roles and personal responsibilities. However, the policy caps the annual value of the equity-based awards to be granted to each officer at 0.5% of the company’s issued and outstanding share capital on a fully-diluted basis, as at the grant date, per each year of the vesting period. The equity-based awards vest over a period of 3 to 4 years, in equal installments, beginning from the first year anniversary of the grant, and expire after 10 years from the grant date. The exercise price of equity-based awards shall be determined in accordance with local tax laws in the territory in which the employee is employed. In Israel, for example, it is the average closing price of our shares during the 30-calendar days period preceding the grant date, while in the United States, it is the average of the closing share prices on the thirty (30) business days before the grant date. In special cases, to be determined by the compensation committee and board of directors (and, where required by Israeli law, by our shareholders), such as major transactions or events, or the achievement of major corporate operational goals, we may grant to our officers special equity-based awards.

Under the Amended Compensation Policy, our executive officers are further entitled to certain fringe benefits that we believe are commonly provided to similarly situated executives in the market in which we compete for talent and therefore are important to our ability to attract and retain top-level executive management. This includes up to 30 days of annual vacation per annum, paid sick leave, as well as additional benefits such as, but not limited to, a company car and cell phone (including gross-up of related tax), company-provided health insurance and meals. For officers residing in Israel, these benefits may also include contributions to a pension fund, provident fund or managers’ insurance policy in accordance with Israeli law, maintenance of disability insurance on behalf of the officer, contributions to an education fund of up to 7.5% of the officer’s monthly salary and convalescence pay as required under applicable law. While some of these contributions and benefits are not mandatory under Israeli law, or are provided by us above and beyond the minimum statutory requirement, the nature and amount of the benefits provided to our Israeli officers are customary and prevalent in the Israeli high-tech and bio-pharmaceutical market, especially among executive officers.

Pursuant to the Israeli Companies Law, our arrangements with our officers must generally be consistent with the Amended Compensation Policy, as described above. However, under certain circumstances, we may approve an arrangement that is not consistent with the Amended Compensation Policy, if the arrangement is approved by a majority of our shareholders, provided that (a) the majority includes a majority of the votes cast by shareholders who are present and voting (disregarding abstentions) who (i) are not controlling shareholders and (ii) do not have a personal interest in the matter, or (b) the votes cast against the arrangement by shareholders who are not controlling shareholders and who do not have a personal interest in the matter who were present and voted constitute 2% or less of the voting power of the Company (a “special majority”).

In addition, pursuant to the Israeli Companies Law, the terms of employment of directors further require the approval of the shareholders by a simple majority, and the terms of employment with respect to our Chief Executive Officer require the approval of the shareholders by the special majority referenced above. Pursuant to regulations promulgated under the Israeli Companies Law, shareholder approval is not required with respect to terms of employment granted to a director or the Chief Executive Officer for the period following his or her appointment until the next annual general meeting of shareholders, provided these terms are (a) approved by the compensation committee and the board of directors, (b) consistent with the Amended Compensation Policy and (c) on similar or less favorable terms than those of the person’s predecessor. In addition, under certain circumstances, shareholder approval is not required with respect to the terms of employment of a candidate for Chief Executive Officer if the compensation committee determines that the engagement will be frustrated if the approval is pursued, provided that the terms are consistent with the Amended Compensation Policy.

Under certain circumstances, if the terms of employment of the Chief Executive Officer are not approved by the shareholders, where such approval is required, the compensation committee and the board of directors may nonetheless approve such terms. In addition, non-material amendments of the terms of employment of officers who are not directors may be approved by the compensation committee alone, provided such amendments are consistent with the Amended Compensation Policy.

Director Compensation

Our board has adopted a compensation policy for non-employee directors, which was most recently amended by the Board, and approved by shareholders as part of our overall compensation policy in May 2018, upon recommendation by the compensation committee. Non-employee directors receive a combination of cash and equity compensation.

Cash Compensation

Under the current compensation policy, each non-executive director, other than our chairman who receives separate compensation arrangements as described further below, received the following cash compensation for the year ended December 31, 2018:

•	a fixed annual retainer of $33,000; and

•
a per-meeting payment of $1,000 for each board or committee meeting attended in person by the director, a $600 per-meeting payment for meetings held by teleconference or other means of communication, and $500 per each written resolution.

Directors also receive reimbursement of business expenses and travel and accommodation expenses incurred in the performance of duties as a member of the board in accordance with our travel and expense policy.

Equity Compensation

In addition to cash compensation, each non-employee director, other than our chairman who receives separate compensation arrangements as described further below, is eligible to receive options and/or restricted share unit awards under our 2015 Plan. In 2018, each of our non-executive directors other than Dr. Hirsch received an equity grant with a fair market value on the date of grant equal to $75,000 in either options or restricted share units, at the director’s election.

As required by the 2015 Plan, the options awarded to our non-executive directors, including Dr. Hirsch, were granted at an exercise price equal to the average market price of our ordinary shares during the 30 days preceding the grant date. Options granted were subject to a 12-month vesting period, with the options vesting ratably in equal quarterly installments. Restricted share units granted were subject to a three-year vesting period vesting ratably in equal yearly installments. The vesting of each tranche of restricted share units or options was conditioned upon the respective director still serving as a director or an executive officer at that time.

Chairman Compensation Arrangements

In 2018, our chairman, Dr. Stanley Hirsch, was paid compensation of $150,000 for his services and was further awarded options with a fair market value on the date of grant equal to $150,000 (equal to 49,766 options) subject to the terms of the 2015 Plan.

Director Compensation

The following table sets forth information regarding the compensation earned for service on our board by our non-executive directors for their service during the fiscal year ended December 31, 2018. Mr. Domzalski serves as our Chief Executive Officer in addition to being a director but does not receive any additional compensation for his service as a director and accordingly, he is not included in the table.

Name	Fees Earned or Paid in Cash ($)	Share Awards ($)(4)(5)	Option Awards ($)(4)(5)	Total ($)
Stanley Hirsch	150,000	-	150,000	300,000
Rex Bright	46,400	-	75,000	121,400
Anthony Bruno(1)	5,725	-	-	5,725
Anna Kazanchyan	42,600	75,000	-	117,600
Dalia Megiddo(2)	40,600	-	75,000	115,600
Darrell Rigel(3)	40,200	-	75,000	115,200
Aharon Schwartz	40,000	-	75,000	115,000
Stanley Stern	45,800	-	75,000	120,800
_______________________

(1) Anthony Bruno was appointed as a member of our board of directors effective November 14, 2018.

(2) On February 28, 2019, Dr. Megiddo submitted her resignation from the Board, effective on the date of our 2019 annual general meeting of shareholders.

(3) Darrell Rigel served as a director until his resignation on November 14, 2018.

(4) The value in this column represents the aggregate grant date fair value of our option awards computed in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions used in the calculation of these amounts, see Note 9 to our audited financial statements.

(5) The following table below shows the aggregate number of restricted share unit awards and option awards outstanding for each of our non-executive directors as of December 31, 2018:

Name	Share Awards (#)	Option Awards (#)
Stanley Hirsch	4,042	158,919
Rex Bright	-	73,509
Anthony Bruno	-	-
Anna Kazanchyan	22,911	11,000
Dalia Megiddo	-	70,318
Darrell Rigel	-	73,509
Aharon Schwartz	-	70,318
Stanley Stern	-	73,509

2009 Israeli Share Option Plan

In July 2009, we adopted our 2009 Israeli Share Option Plan, or the 2009 Plan. The 2009 Plan provides for the grant of options to our and our subsidiaries’ directors, employees, officers, consultants and service providers.

The 2009 Plan is administered by our board of directors or a committee designated by our board of directors, which determines, subject to Israeli law, the grantees of options, the terms of the options, including exercise or purchase prices, vesting schedules, acceleration of vesting, the type of option and the other matters necessary or desirable for, or incidental to the administration of the 2009 Plan. The 2009 Plan provides for the issuance of options under various tax regimes including, without limitation, pursuant to Sections 102 and 3(i) of the Israeli Income Tax Ordinance (New Version) 1961, or the Ordinance. Any options that expire or are canceled for any reason prior to their exercise or relinquishment in full, may once again be granted. If our outstanding shares are changed or exchanged at any time by declaration of a share dividend, share split, combination or exchange of shares, recapitalization or any similar event, then the number, class and kind of shares subject to the 2009 Plan, the options granted under the 2009 Plan and the applicable exercise prices will be proportionally adjusted.

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

Options granted under the 2009 Plan are subject to vesting and vest over a four-year period commencing on the date of grant, such that 20% of the granted options are fully vested as of the date of grant and thereafter 5% of the granted options vest every three months. Options generally expire 10 years from their date of grant. Under the 2009 Plan, in the event of termination of employment or services for reasons of disability or death, the grantee, or in the case of death, his or her legal successor, may exercise options that have vested prior to termination within a period of 12 months after the date of termination. If a grantee’s employment or service is terminated for cause, as defined in the 2009 Plan, all of the grantee’s vested and unvested options expire or forfeited on the date of termination. If a grantee’s employment or service is terminated without cause, the grantee may exercise his or her vested options within 90 days after the date of termination. Any expired or forfeited options prior to their exercise are returned to the option share pool and may be re-granted.

The 2009 Plan provides that in the event of a merger or consolidation of our company, or a sale of all, or substantially all, of our assets, the unexercised options outstanding may be assumed, or substituted for an appropriate number of shares of each class of shares or other securities as were distributed to our shareholders in connection with such transaction and the exercise price will be appropriately adjusted. If not so assumed or substituted, all unvested options and all vested but unexercised options will expire upon the closing of the transaction. Our board of directors or its designated committee, as applicable, may provide in the option agreement that if the acquirer does not agree to assume or substitute the options, vesting of the options shall be accelerated so that any unvested option or any portion thereof will vest 10 days prior to the closing of the transaction. In the event that the consideration received in such transaction is not solely in the form of ordinary shares of another company, the board of directors or the designated committee, as applicable, may, with the approval of the acquirer, provide that in lieu of the assumption or substitution of the options, the options will be substituted by another type of asset or property, including cash. If the board of directors does not authorize the acceleration of any unvested options, such options shall expire upon closing of such a transaction. If we are voluntarily liquidated or dissolved, option holders will have 10 days to exercise any then-vested options upon receiving notification from us of the liquidation or dissolution.

The board may amend, alter, suspend or terminate the 2009 Plan at any time. However no amendment, alteration, suspension or termination may impair the rights of any option holder under the 2009 Plan unless agreed upon in writing by us and the affected option holder.

Since the adoption of the 2015 Plan, we no longer grant options under the 2009 Plan.

2015 Israeli Share Incentive Plan

In May 2015, we adopted our 2015 Israeli Share Incentive Plan, or the 2015 Plan. The 2015 Plan provides for the grant of options and restricted share units to our and our subsidiaries’ directors, employees, officers, consultants and service providers, among others. As of the adoption of the 2015 Plan, all new grants of options and restricted share units are made pursuant to the 2015 Plan.

The 2015 Plan is administered by our board of directors or a committee designated by our board of directors, which determines, subject to Israeli or U.S. law (as applicable), the grantees of options or restricted share units (collectively -“Awards”), the terms of the Awards including exercise prices (with regard to options), vesting schedules, acceleration of vesting, the type of Award and the other matters necessary or desirable for, or incidental to the administration of the 2015 Plan. The 2015 Plan also authorizes our board of directors or a committee designated by our board of directors to allow ‘net’ or ‘cashless’ exercise of options. The 2015 Plan provides for the issuance of Awards under various tax regimes including, without limitation, pursuant to Sections 102 and 3(i) of the Ordinance. Shares underlying any Awards that expire or are canceled for any reason may once again be granted under the 2015 Plan in a form of a new Award. If our outstanding shares are changed or exchanged at any time by declaration of a share dividend, share split, combination or exchange of shares, recapitalization or any similar event, then the number, class and kind of shares subject to the 2015 Plan, the Awards granted under the 2015 Plan and the applicable exercise prices will be proportionally adjusted.

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

The 2015 Plan provides that in the event of a merger or consolidation of our company, or a sale of all, or substantially all, of our assets, the outstanding Awards may be assumed, or substituted for an appropriate number of Awards denominated in shares of each class of shares or other securities as were distributed to our shareholders in connection with such transaction and the exercise price, if any, will be appropriately adjusted. If not so assumed or substituted, all Awards, including restricted share units, will expire upon the closing of the transaction. Our board of directors or its designated committee, as applicable, may provide in the Award agreement that if the acquirer does not agree to assume or substitute the options or restricted share units, vesting of any or all of such options and restricted share units shall be accelerated so that any unvested option or restricted share units, or any portion thereof, will vest 10 days prior to the closing of the transaction. In the event that such consideration received in the transaction is not solely in the form of ordinary shares of another company, the board of directors or the designated committee, as applicable, may, with the approval of the acquirer, provide that in lieu of the assumption or substitution of the Awards, including restricted share units, the Awards will be substituted by another type of asset or property, including cash. If we are voluntarily liquidated or dissolved, Award holders will have 10 days to exercise any then-vested Awards, including vested restricted share units, upon receiving notification from us of the liquidation or dissolution.

The board may amend, alter, suspend or terminate the 2015 Plan at any time. However, no amendment, alteration, suspension or termination may impair the rights with respect to any outstanding Awards unless agreed upon in writing by us and the affected holder of such Awards.

In November 2016 and December 2017, the board of directors approved an increase of 900,000 and 2,000,000 ordinary shares, respectively, in the share reserve under the 2015 Plan. As of December 31, 2018, 1,179,346 shares remain available for grant under the 2015 Plan.

As of December 31, 2018, there were a total of 444,444 restricted share unit awards and 4,368,356 options outstanding under the 2009 and 2015 Plans, collectively. The weighted-average exercise price of outstanding options was $6.25. Out of Awards granted, 221,919 restricted share unit awards have vested and 92,125 options have been exercised.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table summarizes, as of December 31, 2018, (i) the number of shares of our ordinary shares that are issuable under our equity compensation plans upon the exercise of outstanding options, warrants and other rights, (ii) the weighted-average exercise price of such options, warrants and rights, and (iii) the number of securities remaining available for future issuance under our equity compensation plans:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Shares Remaining Available For Future Issuance Under Equity Compensation Plans(1)
Equity compensation plans approved by shareholders	-	-		-
Equity compensation plans not approved by shareholders(3)	4,812,800	5.68	(2)	1,179,346
Total	4,812,800	5.68		1,179,346
___________________________

(1) Excluding the shares reflected in the column titled “Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights”.

(2) Including restricted share unit awards with an exercise price of $0.

(3) For a description of the material features of our equity compensation plans not approved by shareholders, see “Executive Compensation—2009 Israeli Share Option Plan” and “—2015 Israeli Share Incentive Plan.”

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our ordinary shares as of February 1, 2019, for (i) each of our named executive officers, (ii) each of our directors, (iii) all of our directors and executive officers as a group, and (iv) each person, or group of affiliated persons, known by us to beneficially own more than 5% of our ordinary shares.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or dispositive power. Ordinary shares issuable under options or warrants that are exercisable within 60 days after February 1, 2019 are deemed beneficially owned and such shares are used in computing the percentage ownership of the person holding the options or warrants, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The information contained in the following table is not necessarily indicative of beneficial ownership for any other purpose, and the inclusion of any shares in the table does not constitute an admission of beneficial ownership of those shares.

Except as indicated in footnotes to this table, we believe that the shareholders named in this table have sole voting and investment power with respect to all shares shown to be beneficially owned by them, based on information provided to us by such shareholders. Unless otherwise noted below, each beneficial owner’s address is: c/o 2 Holzman St., Weizmann Science Park, Rehovot 7670402, Israel.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Shareholders:
OrbiMed Capital, LLC(1)	5,195,330	9.6%
Perceptive Advisors LLC(2)	4,661,824	8.6%
Great Point Partners, LLC(3)	4,047,561	7.4%
Directors and Executive Officers:
Stanley Hirsch(4)	286,504	*
Rex Bright(5)	53,796	*
Stanley Stern(6)	53,796	*
Anna Kazanchyan(7)	15,849	*
Aharon Schwartz(8)	162,900	*
Dalia Megiddo(9)	42,700	*
Anthony Bruno(10)	57,125	*
Sharon Barbari	-	-
David Domzalski(11)	497,420	*
Ilan Hadar(12)	411,517	*
Mutya Harsch(13)	18,750	*
All Directors and Executive Officers as a Group (13 Persons)(14):	1,644,459	2.95%
________________________________

* Less than 1%

(1)  Based on information contained in Schedule 13G filed with the SEC on February 13, 2019, OrbiMed Capital LLC holds the shares on behalf of other persons who have the right to receive or the power to direct the receipt of dividends from, or proceeds from the sale of, such securities. No one such other person’s interest in the securities whose ownership is reported here relates to more than five percent of the class. Orbimed Capital LLC exercises investment and voting power over the shares through a management committee comprised of Carl L. Gordon, Sven H. Borho and Jonathan T. Silverstein. The business address of each of OrbiMed Capital LLC, Sven H. Borho and Jonathan T. Silverstein is 601 Lexington Avenue, 54th Floor, New York, NY 10022.
(2) Based on information contained in Schedule 13G/A filed with the SEC on February 14, 2019, Perceptive Life Sciences Master Fund, Ltd. (the “Master Fund”) directly holds 4,661,824 ordinary shares. Perceptive Advisors LLC (“Perceptive Advisors”) serves as the investment manager to the Master Fund and may be deemed to beneficially own the shares directly held by the Master Fund. Joseph Edelman is the managing member of Perceptive Advisors and may be deemed to beneficially own the securities directly held by the Master Fund. The business address of each of Master Fund, Perceptive Advisors and Mr. Edelman is 51 Astor Place, 10th Floor, New York, NY 10003.

(3) Based on information contained in Schedule 13G/A filed with the SEC on February 14, 2019, jointly by Great Point Partners LLC, a limited liability company organized under the laws of the State of Delaware (“Great Point”), Dr. Jeffery R. Jay, M.D. (“Dr. Jay”), and Mr. David Kroin (“Mr. Kroin”, and collectively with Dr. Jay and Great Point, in this footnote, the “Reporting Persons”). Pursuant to that Schedule 13G/A (i) Biomedical Value Fund, L.P. (“BVF”) is the record owner of 1,185,317 ordinary shares (the “BVF Shares”). Great Point is the investment manager of BVF. Each of Dr. Jay, as senior managing member of Great Point, and Mr. Kroin, as special managing member of Great Point, has voting and investment power with respect to the BVF Shares, (ii) Biomedical Offshore Value Fund, Ltd. (“BOVF”) is the record owner of 1,532,332 ordinary shares (the “BOVF Shares”). Great Point is the investment manager of BOVF, and each of Dr. Jay, as senior managing member of Great Point, and Mr. Kroin, as special managing member of Great Point, has voting and investment power with respect to the BOVF Shares, (iii) GEF-SMA, LP (“GEF-SMA”) is the record owner of 1,181,420 ordinary shares (the “GEF-SMA Shares”). Great Point is the investment manager of GEF-SMA and each of Dr. Jay, as senior managing member of Great Point, and Mr. Kroin, as special managing member of Great Point, has voting and investment power with respect to the GEF-SMA Shares, and (iv) Class D Series of GEF-PS, L.P. (“GEF-PS”) is the record owner of 148,492 ordinary shares (the “GEF-PS Shares”). Great Point is the investment manager of GEF-PS and each of Dr. Jay, as senior managing member of Great Point, and Mr. Kroin, as special managing member of Great Point, has voting and investment power with respect to the GEF-PS Shares. The business address of each of the Reporting Persons is 165 Mason Street, 3rd Floor, Greenwich, CT 06830.

(4) Consists of (i) 8,872 ordinary shares; (ii) 30,807 ordinary shares issuable upon exercise of outstanding options at a price of $4.69 per share; (iii) 182,500 ordinary shares issuable to ZEAS Technology and Science Management Ltd., a company beneficially owned by Stanley Hirsch, upon exercise of outstanding options at a price of $0.62 per share; (iv) 37,325 ordinary shares issuable upon vesting of outstanding options at a price of $5.02 per share, and (v) 27,000 ordinary shares issuable upon vesting of outstanding options at a price of $5.88 per share.

(5) Consists of (i) 8,086 ordinary shares issuable upon exercise of outstanding options at a price of $4.76 per share; (ii) 18,710 ordinary shares issuable upon exercise of outstanding options at a price of $5.06 per share, and (iii) 27,000 ordinary shares issuable upon exercise of outstanding options at a price of $5.88 per share.

(6) Consists of (i) 8,086 ordinary shares issuable upon exercise of outstanding options at a price of $4.76 per share; (ii) 18,710 ordinary shares issuable upon exercise of outstanding options at a price of $5.06 per share, and (iii) 27,000 ordinary shares issuable upon exercise of outstanding options at a price of $5.88 per share.

(7) Consists of (i) 4,849 ordinary shares; (ii) 8,000 ordinary shares issuable upon exercise of outstanding options at a price of $5.88 per share, and (iii) 3,000 ordinary shares issuable upon exercise of outstanding options at a price of $10.80 per share.

(8) Consists of (i) 112,200 ordinary shares; (ii) 8,038 ordinary shares issuable upon exercise of outstanding options at a price of $4.69 per share; (iii) 18,662 ordinary shares issuable upon exercise of outstanding options at a price of $5.02 per share, and (vi) 24,000 ordinary shares issuable upon exercise of outstanding options at a price of $11.87 per share.

(9) Consists of (i) 8,038 ordinary shares issuable upon exercise of outstanding options at a price of $4.69 per share; (ii) 18,662 ordinary shares issuable upon exercise of outstanding options at a price of $5.02 per share, and (iii) 16,000 ordinary shares issuable upon exercise of outstanding options at a price of $7.09 per share.

(10) Consists of (i) 41,500 ordinary shares, and (ii) 15,625 ordinary shares issuable upon exercise of outstanding options at a price of $7.98 per share.

(11) Consists of (i) 52,522 ordinary shares; (ii) 18,750 ordinary shares issuable upon exercise of outstanding options at a price of $7.98 per share; (iii) 35,685 ordinary shares issuable upon exercise of outstanding options at a price of $10.22 per share; (iv) 45,000 ordinary shares issuable upon exercise of outstanding options at a price of $6.04 per share; (v) 192,408 ordinary shares issuable upon exercise of outstanding options at a price of $7.14 per share; (vi) 122,894 ordinary shares issuable upon exercise of outstanding options at a price of $5.76 per share; (vii) 17,547 ordinary shares issuable upon exercise of outstanding options at a price of $5.06 per share, and (viii) 12,614 ordinary shares issuable upon vesting of outstanding restricted share units.

(12) Consists of (i) 34,284 ordinary shares; (ii) 5,469 ordinary shares issuable upon exercise of outstanding options at a price of $1.92 per share; (iii) 24,121 ordinary shares issuable upon exercise of outstanding options at a price of $5.46 per share; (iv) 18,000 ordinary shares issuable upon exercise of outstanding options at a price of $6.77 per share; (v) 30,195 ordinary shares issuable upon exercise of outstanding options at a price of $10.31 per share; (vi) 45,000 ordinary shares issuable upon exercise of outstanding options at a price of $6.34 per share; (vii) 164,128 ordinary shares issuable upon exercise of outstanding options at a price of $7.13 per share; (viii) 73,577 ordinary shares issuable upon exercise of outstanding options at a price of $5.22 per share; (ix) 8,773 ordinary shares issuable upon exercise of outstanding options at a price of $6.40 per share, and (x) 7,970 ordinary shares issuable upon vesting of outstanding restricted share units.

(13) Consists of (i) 12,500 ordinary shares issuable upon exercise of outstanding options at a price of $6.35 per share, and (ii) 6,250 ordinary shares issuable upon vesting of outstanding restricted share units.

(14) Includes an aggregate of (i) 259,267 ordinary shares (ii) 1,354,172 ordinary shares issuable upon exercise of outstanding options, and (iii) 31,020 ordinary shares issuable upon vesting of outstanding restricted share units.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Except as described below, there have been no transactions since January 1, 2017 in which we have been a participant in which the amount involved exceeded or will exceed the lesser of $120,000 and one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any of our directors, executive officers or holders of more than 5% of our common stock, or any members of their immediate family, had or will have a direct or indirect material interest, other than compensation arrangements which are described under “Executive Compensation” and “Director Compensation.”

Separation Agreement with Dr. Dov Tamarkin

In June 2017, we entered into a separation agreement with Dr. Dov Tamarkin following his termination of service as our Chief Executive Officer. As part of the separation agreement, as of July 1, 2017, Dr. Tamarkin agreed to serve as a consultant to us. In January 2018, we reached an agreement with Dr. Tamarkin pursuant to which he discontinued his services as a consultant to us. In May 2018, following the termination of services of Dr. Tamarkin as a consultant, the separation agreement was amended. Pursuant to the amendment, the 137,428 options and 45,750 restricted share units to which Dr. Tamarkin was entitled to for his services as CEO under the separation agreement were converted into a special, one-time payment of $192,500 in cash. As required under the Israeli Companies Law, this equity conversion was approved by our shareholders at our annual general meeting in 2018.

Consulting Agreement with Anthony Bruno

In August 2018, we terminated our consulting agreement dated as of April 19, 2014, as amended in May 26, 2015, with Mr. Anthony Bruno, who joined our board in November 2018. Pursuant to the consulting agreement, Mr. Bruno provided strategic consulting services to the Company. Upon termination of the consulting agreement, Mr. Bruno’s outstanding, unvested options became immediately exercisable pursuant to the terms of the consulting agreement, which provided for acceleration of the options upon termination. On February 26, 2019, Mr. Bruno’s options expired in accordance with their terms.

Arrangements with Departing Directors

In November 2018, in connection with the retirement of Dr. Darrell Rigel from our board of directors and in consideration for his service as a director, we approved: (1) a retirement payment of $50,000 (or approximately $1,000 for every month of service as a director), (2) a waiver of the service requirements for Dr. Rigel’s outstanding but unvested option awards, and (3) the payment of director compensation to Dr. Rigel for the full year 2018, even though he retired one month short of the completion of 2018, in each case, subject to the receipt of shareholder approval as required under the Israeli Companies Law.

In February 2019, in connection with the retirement of Dr. Dalia Megiddo from our board of directors, which will become effective upon our 2019 annual shareholders’ meeting, and in consideration for her service as a director, we approved: (1) a retirement payment of $36,000 (or approximately $1,000 for every month of service as a director), and (2) a waiver of the service requirements for Dr. Megiddo’s outstanding but unvested option awards, in each case, subject to shareholder approval as required under the Israeli Companies Law.

Indemnification Agreements with Directors

Our articles of association provide that we may indemnify each of our directors and officers to the fullest extent permitted by Israeli law. Accordingly, we have entered into standard indemnification agreements with each of our directors, whereby the we have undertaken to indemnify each such director, in advance, for losses, damages, costs or expenses that such director may suffer or incur as a result of his or her actions or omissions in such capacity on behalf of the Company in certain circumstances and events, subject to the terms, conditions and limitations set out in the indemnification agreement.

Review, Approval or Ratification of Transactions with Related Persons

The related party transactions described above were reviewed and approved in accordance with the provisions of the Companies Law and the Articles.

Pursuant to the Companies Law, an “office holder” of a company (as defined under the Companies Law, which includes directors, the Chief Executive Officer, other executive officers and any other managers directly subordinate to the Chief Executive Officer), is required to promptly disclose any personal interest that he or she may have, and all related material information known to such person in connection with any existing or proposed transaction of the company.

Under the Companies Law, our audit committee is responsible for, inter alia, determining whether to approve certain related party transactions, including transactions in which an office holder has a personal interest and whether such transaction is extraordinary or material under the Israeli Companies Law. See the description above in the “Audit Committee-Roles, responsibilities and procedure” section under the “Structure and Practices of the Board of Directors” heading. Notwithstanding, under the Companies Law, a related party transaction with respect to office holders’ terms of office and employment, including indemnification, exemption and insurance, does not require the approval of our audit committee, but requires the approval of our compensation committee, as further described below. We do not have a separate policy with respect to related party transactions.

Under the Companies Law, shareholder approval is required for, inter alia: (a) transactions with directors concerning the terms of their service or indemnification, exemption and insurance for their service (or for any other position that they may hold at a company), for which approvals of the compensation committee, board and shareholders are all required, (b) extraordinary transactions with controlling shareholders, by Special Majority and (c) terms of employment or other engagement of the controlling shareholder of the company or such controlling shareholder’s relative, by Special Majority. Further, so long as an office holder has disclosed his or her personal interest in a transaction, the board may approve an action by the office holder that would otherwise be deemed a breach of his or her fiduciary duty. However, a company may not approve a transaction or action that is not in the company’s interest or that is not performed by the office holder in good faith.

An extraordinary transaction in which an office holder has a personal interest requires approval first by a company

The compensation of, or an undertaking to indemnify or insure, an office holder who is not a director, requires approval first by a company’s compensation committee, then by a company’s board of directors. If such compensation arrangement or an undertaking to indemnify or insure is inconsistent with a company’s compensation policy then in effect, or if the office holder is the chief executive officer (apart from a number of specific exceptions), then such arrangement is further subject to approval by a Special Majority. Arrangements regarding the compensation, indemnification or insurance of a director require the approval of the compensation committee, board and shareholders by ordinary majority, in that order, and under certain circumstances, a Special Majority as aforesaid.

Generally, a person who has a personal interest in a matter which is considered at a meeting of the board or the audit committee may not be present at such a meeting or vote on that matter unless the chairman of the relevant committee or board (as applicable) determines that he or she should be present in order to present the transaction that is subject to approval. If a majority of the members of the audit committee or the board (as applicable) has a personal interest in the approval of a transaction, then all directors may participate in discussions of the audit committee or the board (as applicable) on such transaction and the voting on approval thereof, but shareholder approval is also required for such transaction.

In addition, under the Companies Law, a merger requires approval of the shareholders of each of the merging companies.

Director Independence

Our board of directors has determined that all of our directors, except for Mr. Domzalski, our Chief Executive Officer, are independent under Nasdaq rules.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Kesselman & Kesselman (a member firm of Pricewaterhouse Coopers International Limited, or PwC), served as our principal independent registered public accounting firm for each of the two years ended December 31, 2017 and 2018.

The following table provides information regarding fees paid by us to PwC for all services, for the years ended December 31, 2017 and 2018:

	Fiscal year ended December 31,
	2018	2017
	(in thousands of U.S. dollars)
Audit fees(1)	$193	$136
Audit-related fees	-	-
Tax Fees	-	-
All other fees	-	-

Total Fees	$193	$136
______________________________

(1) Includes professional services rendered in connection with the audit of our annual financial statements, the review of our interim financial statements, and fees for the 2018 follow-on offering and shelf registration statement.

Our audit committee must pre-approve audit and non-audit services provided to us by our independent registered public accounting firm. All of the non-audit services provided to us by the independent auditors were pre-approved by the audit committee.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents Filed as Part of This Report

1. Financial statements.

See Index to Financial Statements under Item 8 of Part II of this Annual Report, which is incorporated herein by reference.

2. Financial statement schedules.

No schedules are applicable or required, or the information is included in the consolidated financial statements or notes thereto.

3. Exhibits. See Item 15(b) below.

(b) Exhibits

Incorporation by Reference
Exhibit Number	Description Of Document	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Articles of Association of the Company					X
4.1	Specimen Ordinary Share Certificate of the Registrant	F-1/A	333-198123	4.1	September 3, 2014
10.1#	2009 Israeli Share Option Plan	F-1/A	333-198123	10.1	September 3, 2014
10.2#	2015 Israeli Share Incentive Plan*	F-3	333-207546	10.2	October 21, 2015
10.3	Summary of Lease Agreement, dated as of May 7, 2008, as amended on April 18, 2016, by and between the Registrant and Gav Yam Real Estate Ltd					X
10.4#	Form of Indemnification Agreement by and between the Registrant and each of its directors	F-1/A	333-198123	10.3	September 3, 2014
10.5#	Foamix Pharmaceuticals Ltd. Amended Compensation Policy for Officers and Directors					X
10.6#	Employment Agreement by and between Foamix Pharmaceuticals Inc. and David Domzalski, dated November 27, 2017.					X
10.7#	Employment Agreement by and between Foamix Pharmaceuticals Ltd. and Ilan Hadar, dated September 13, 2017.					X
10.8#	Offer Letter Agreement by and between Foamix Pharmaceuticals Inc. and Mutya Harsch, dated November 17, 2018.					X
10.9	Lease Agreement, dated as of October 25, 2017, between Foamix Pharmaceuticals Inc. and S/K 520 Associates					X
21.1	List of Subsidiaries of Foamix Pharmaceuticals Ltd.					X
23.1	Consent of Kesselman & Kesselman, independent registered public accounting firm					X
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

# Indicates management contract or compensatory plan.

ITEM 16 - FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Foamix Pharmaceuticals Ltd. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2019.

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

Signature	Title	Date

/s/ David Domzalski	Chief Executive Officer (Principal Executive Officer)	February 28, 2019
David Domzalski

/s/ Ilan Hadar	Chief Financial Officer (Principal Financial Officer	February 28, 2019
Ilan Hadar	and Principal Accounting Officer)

/s/ Stanley Hirsch	Chairman of the Board of Directors	February 28, 2019
Stanley Hirsch

/s/ Sharon Barbari	Director	February 28, 2019
Sharon Barbari

/s/ Rex Bright	Director	February 28, 2019
Rex Bright

/s/ Anthony Bruno	Director	February 28, 2019
Anthony Bruno

/s/ Anna Kazanchyan	Director	February 28, 2019
Anna Kazanchyan

/s/ Dalia Megiddo	Director	February 28, 2019
Dalia Megiddo

/s/ Aharon Schwartz	Director	February 28, 2019
Aharon Schwartz

/s/ Stanley Stern	Director	February 28, 2019
Stanley Stern