Form 10-Q
period 2019-03-31
Foamix Pharmaceuticals Ltd.
filed 2019-05-07
CIK 1606645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from __________ to __________

Commission file number: 001-36621

Foamix Pharmaceuticals Ltd.
(Exact name of registrant as specified in its charter)

Israel	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 Holzman Street, Weizmann Science Park Rehovot, Israel	7670402
(Address of principal executive offices)	(Zip Code)

+972-8-9316233
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares, par value NIS 0.16 per share	FOMX	Nasdaq Global Stock Market

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

Yes ☒          No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐          No ☒

The total number of shares outstanding of the registrant’s Ordinary Shares, par value NIS 0.16 per share, as of April 29, 2019, was 54,425,724.

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

References to the “FDA” are to the U.S. Food and Drug Administration;

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

ITEM 1. Condensed Consolidated Financial Statements

FOAMIX PHARMACEUTICALS LTD.

UNAUDITED CONDENSED CONSOLIDATED
 FINANCIAL STATEMENTS
AS OF MARCH 31, 2019

FOAMIX PHARMACEUTICALS LTD.

UNAUDITED CONDENSED CONSOLIDATED
 FINANCIAL STATEMENTS

AS OF MARCH 31, 2019

The amounts are stated in US dollars in thousands (except for share data)

FOAMIX PHARMACEUTICALS LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (U.S. dollars in thousands, except per share data)
(Unaudited)

	March 31	December 31
	2019	2018
A s s e t s
CURRENT ASSETS:
Cash and cash equivalents	$18,994	$27,868
Restricted cash	250	250
Short term bank deposits	24,155	24,047
Investment in marketable securities (Note 4)	39,122	46,669
Restricted investment in marketable securities (Note 4)	276	268
Accounts receivable:
Trade	1,168	1,066
Other	1,209	999
TOTAL CURRENT ASSETS	85,174	101,167

NON-CURRENT ASSETS:
Investment in marketable securities (Note 4)	-	150
Restricted investment in marketable securities (Note 4)	137	133
Property and equipment, net	2,297	2,235
Operating lease right of use assets (Note 6)	1,934	-
Other	17	46
TOTAL NON-CURRENT ASSETS	4,385	2,564

TOTAL ASSETS	$89,559	$103,731

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOAMIX PHARMACEUTICALS LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (U.S. dollars in thousands, except per share data)
(Unaudited)

	March 31	December 31
	2019	2018
Liabilities and shareholders’ equity
CURRENT LIABILITIES:
Accounts payable and accruals:
Trade	$5,657	$6,327
Operating lease liabilities (Note 6)	914	-
Other	2,859	4,141
TOTAL CURRENT LIABILITIES	9,430	10,468

LONG-TERM LIABILITIES:
Liability for employee severance benefits	397	367
Operating lease liabilities (Note 6)	1,023	-
Other liabilities	714	714
TOTAL LONG-TERM LIABILITIES	2,134	1,081
TOTAL LIABILITIES	11,564	11,549
COMMITMENTS (Note 6)
SHAREHOLDERS' EQUITY:
Ordinary Shares, NIS 0.16 par value - authorized: 90,000,000 Ordinary Shares as of March 31, 2019 and December 31, 2018; issued and outstanding: 54,419,323 and 54,351,140 Ordinary Shares as of March 31, 2019 and December 31, 2018, respectively	2,334	2,331
Additional paid-in capital	306,266	305,303
Accumulated deficit	(230,613)	(215,409)
Accumulated other comprehensive income (loss)	8	(43)
TOTAL SHAREHOLDERS' EQUITY	77,995	92,182
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$89,559	$103,731

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOAMIX PHARMACEUTICALS LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (U.S. dollars in thousands, except per share data)
(Unaudited)

	Three months ended
	March 31
	2019	2018

REVENUES (Note 7)	$308	$906

OPERATING EXPENSES:
Research and development	10,848	22,825
Selling, general and administrative	5,344	3,801
TOTAL OPERATING EXPENSES	16,192	26,626
OPERATING LOSS	15,884	25,720
FINANCE INCOME, net	(504)	(73)
LOSS BEFORE INCOME TAX	15,380	25,647
INCOME TAX	(176)	330
NET LOSS FOR THE PERIOD	$15,204	$25,977

LOSS PER SHARE BASIC AND DILUTED	$0.28	$0.69

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING USED IN COMPUTATION OF BASIC AND DILUTED LOSS PER SHARE IN THOUSANDS	54,370	37,541

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOAMIX PHARMACEUTICALS LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
 (U.S. dollars in thousands)
(Unaudited)

	Three months ended
	March 31
	2019	2018

NET LOSS	$15,204	$25,977
OTHER COMPREHENSIVE LOSS (INCOME):
Net unrealized losses (gains) from marketable securities	(36)	15
Losses on marketable securities reclassified into net loss	-	(1)
Net unrealized losses (gains) on derivative financial instruments	(15)	14
Gains on derivative financial instruments reclassified into net loss	-	6
TOTAL OTHER COMPREHENSIVE LOSS (INCOME)	(51)	34
TOTAL COMPREHENSIVE LOSS	$15,153	$26,011

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOAMIX PHARMACEUTICALS LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(U.S. dollars in thousands, except share data)
(Unaudited)

	Ordinary shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive Income (loss)	Total
	Number of shares	Amounts	Amounts
BALANCE AT JANUARY 1, 2018	37,498,128	$1,576	$208,364	$(141,281)	$(58)	$68,601
Impact of initial adoption of new accounting standards, as previously reported				35	(35)	-
CHANGES DURING THE PERIOD:
Comprehensive loss	-	-	-	(25,977)	(34)	(26,011)
Exercise of restricted share units	53,383	2	(2)	-	-	-
Share-based compensation (Note 5)	-	-	1,754	-	-	1,754
BALANCE AT MARCH 31, 2018	37,551,511	1,578	210,116	(167,223)	(127)	44,344

BALANCE AT JANUARY 1, 2019	54,351,140	$2,331	$305,303	$(215,409)	$(43)	$92,182
CHANGES DURING THE PERIOD:
Comprehensive income (loss)	-	-	-	(15,204)	51	(15,153)
Exercise of options and restricted share units	68,183	3	13	-	-	16
Share-based compensation (Note 5)	-	-	950	-	-	950
BALANCE AT MARCH 31, 2019	54,419,323	$2,334	$306,266	$(230,613)	$8	$77,995

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOAMIX PHARMACEUTICALS LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)
(Unaudited)

	Three months ended
	March 31
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(15,204)	$(25,977)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	76	86
Loss from disposal of fixed assets	-	36
Changes in marketable securities and bank deposits, net	(264)	(40)
Changes in accrued liability for employee severance benefits, net of retirement fund profit	30	(35)
Share-based compensation	950	1,754
Non-cash finance expenses (income), net	23	1
Changes in operating asset and liabilities:
Decrease (increase) in trade and other receivables	(300)	487
Decrease in other non-current assets	(4)	-
Increase (Decrease) in accounts payable and accruals	(1,949)	495
Net cash used in operating activities	(16,642)	(23,193)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(138)	(122)
Investment in bank deposits	(8,000)	(8,500)
Investment in marketable securities	-	(1,012)
Proceeds from sale and maturity of marketable securities and bank deposits	15,877	29,642
Net cash provided by investing activities	7,739	20,008
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options	16	-
Net cash provided by financing activities	16	-
DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(8,887)	(3,185)
EFFECT OF EXCHANGE RATE ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	13	(1)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF THE PERIOD	28,118	16,206
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF THE PERIOD	$19,244	$13,020
Cash and cash equivalents	$18,994	$12,770
Restricted cash	250	250

TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH SHOWN IN STATEMENT OF CASH FLOWS	$19,244	$13,020
SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS -
Property and equipment purchases included in accounts payable and accruals	-	$4
Cashless exercise of RSU's	$3	$2

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest received	$307	$384
Additions to operating lease right of use assets and liabilities	$736	-

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

Foamix is a late clinical-stage specialty pharmaceutical company focused on developing and commercializing its proprietary topical drug candidates for dermatological therapy. Foamix lead product candidate, FMX101 (4% minocycline foam), is being developed for the treatment of moderate-to-severe acne. An additional product candidate, FMX103 (1.5% minocycline foam), is being developed for the treatment of moderate-to-severe papulopustular rosacea. Both product candidates are novel topical foam formulations of the antibiotic minocycline and were developed using Molecule Stabilizing Technology, a proprietary foam platform designed to optimize the topical delivery of minocycline, an active pharmaceutical ingredient, or API, that is currently available only in oral form despite its prevalent use in dermatology.

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

Since incorporation through March 31, 2019, Foamix and its subsidiary (hereinafter “the Company”) incurred losses and negative cash flows from operations mainly attributable to its development efforts and has an accumulated deficit of $230,613. The Company has financed its operations mainly through the issuance of shares through private and public financing rounds, convertible loans and payments received under development and licensing agreements. The Company's cash and investments as of as of the issuance date of these financial statements, will allow the Company to fund its operating plan through at least the next 12 months. However, the Company expects to continue to incur significant research and development and other expenses related to its ongoing operations and in order to continue its future operations, the Company will need to obtain additional funding until becoming profitable. If the Company is unable to obtain such funding it will need to curtail or cease operations.

b.	Basis of presentation

The unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of March 31, 2019, the consolidated results of operations and comprehensive loss, changes in shareholders equity and cash flows for the three-month periods ended March 31, 2019 and 2018.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual financial statements for the year ended December 31, 2018. The condensedconsolidated balance sheet data as of December 31, 2018 was derived from the audited consolidated financial statements for the year ended December 31, 2018, included in Form 10K, but does not include all disclosures required by U.S. GAAP for annual financial statements.

The results for the three-month periods ended March 31, 2019 are not necessarily indicative of the results expected for the year ending December 31, 2019.

FOAMIX PHARMACEUTICALS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

Level 1:	Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2	Observable prices that are based on inputs not quoted on active markets, but corroborated by market data or active market data of similar or identical assets or liabilities.

Level 3:	Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and considers counterparty credit risk in its assessment of fair value.

c.	Loss per share

Net loss per share, basic and diluted, is computed on the basis of the net loss for the period divided by the weighted average number of Ordinary shares outstanding during the period. Diluted net loss per share is based upon the weighted average number of Ordinary shares and of Ordinary share equivalents outstanding when dilutive. Ordinary share equivalents include outstanding stock options and warrants which are included under the treasury share method when dilutive.

FOAMIX PHARMACEUTICALS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands, except share and per share amounts)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

The following share options, restricted share units (“RSUs”) and warrants were excluded from the calculation of diluted net loss per ordinary share because their effect would have been anti-dilutive for the periods presented (share data):

	Three months ended March 31
	2019	2018
Outstanding share options and RSUs	5,895,973	4,728,610
Warrants	-	1,394,558

d.	Newly issued and recently adopted accounting pronouncements:

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

The Company adopted the standard as of January 1, 2019 on a modified retrospective basis and did not restate comparative periods. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carryforward the historical lease classification and not separate lease and non-lease components for the leases. The Company recognizes the lease payments in the consolidated statements of Operations on a straight-line basis over the lease period.

The adoption of the standard resulted in recognition of $1,357 of lease assets and lease liabilities as of January 1, 2019 on the Company’s consolidated balance sheets.

2)
In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718) Improvements to Nonemployee Share-based Payments. This ASU was issued to simplify the accounting for share-based transactions by expanding the scope of Topic 718 from only being applicable to share-based payments to employees to also include share-based payment transactions for acquiring goods and services from nonemployees. As a result, nonemployee share-based transactions will be measured by estimating the fair value of the equity instruments at the grant date, taking into consideration the probability of satisfying performance conditions. This standard, adopted as of January 1, 2019, had no material impact on the Company’s consolidated financial statements.

FOAMIX PHARMACEUTICALS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands, except share and per share amounts)

NOTE 3 - FAIR VALUE PRESENTATION

The Company’s assets and liabilities that are measured at fair value as of March 31, 2019 and December 31, 2018, are classified in the tables below in one of the three categories described in note 2b above:

	March 31, 2019
	Level 1	Level 2	Total
Marketable securities	$1,001	$38,534	$39,535
Currency options designated as hedging instruments (current asset)	-	$12	$12

	December 31, 2018
	Level 1	Level 2	Total
Marketable securities	$991	$46,229	$47,220
Currency options designated as hedging instruments (current liability)	-	$(3)	$(3)

The Company’s debt securities are traded in markets that are not considered to be active, but are valued based on quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Accordingly, these assets are categorized as Level 2.

Foreign exchange risk management

The Company purchases and writes non-functional currency options in order to hedge the currency exposure on the Company’s cash flow. The currency hedged items are denominated in New Israeli Shekels (NIS). The purchasing and writing of options is part of a comprehensive currency hedging strategy with respect to salary and rent expenses denominated in NIS. These transactions are at zero cost for periods of up to one year. The counterparties to the derivatives are major banks in Israel. As of March 31, 2019, the total hedged amount was NIS 6.5 million.

The derivative asset, in the amount of $12 as of March 31, 2019, qualifies as hedge accounting.

As of March 31, 2019, the Company has a lien in the amount of $276 on the Company’s marketable securities and a lien in the amount $250 on the Company’s checking account, in respect of bank guarantees granted in order to secure the hedging transactions.

NOTE 4 - MARKETABLE SECURITIES

Marketable securities as of March 31, 2019, and December 31, 2018 consist mainly of debt and mutual funds securities. The debt securities are classified as available-for-sale and are recorded at fair value. Changes in fair value, net of taxes (if applicable), are reflected in other comprehensive loss. Realized gains and losses on sales of the securities, as well as premium or discount amortization, are included in the consolidated statement of operations as finance income or expenses.

As of January 1, 2018, following the adoption of ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10), equity securities with readily determinable fair value are measured at fair value. The changes in the fair value of equity investments are recognized through net income. Adoption of the standard was applied through a cumulative one-time adjustment of $35 to the accumulated deficit.

FOAMIX PHARMACEUTICALS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands, except share and per share amounts)

NOTE 4 - MARKETABLE SECURITIES (continued):

The following table sets forth the Company’s marketable securities:

	March 31	December 31
	2019	2018
Israeli mutual funds	$1,001	$991
Certificates of deposit	2,086	2,773
U.S Government and agency bonds	20,694	25,215
U.S Treasury bills	15,754	18,241
Total	$39,535	$47,220

As of March 31, 2019 and December 31, 2018 the fair value, cost and gross unrealized holding gains and losses of the marketable securities owned by the Company were as follows:

	March 31, 2019
	Fair value	Cost or amortized cost	Gross unrealized holding losses	Gross unrealized holding gains
Certificates of deposit	$2,086	$2,092	$6	$-
U.S Government and agency bonds	20,694	20,693	3	4
U.S Treasury bills	15,754	15,753	-	1
Total	$38,534	$38,538	$9	$5

	December 31, 2018
	Fair value	Cost or amortized cost	Gross unrealized holding loss	Gross unrealized holding gains
Certificates of deposit	$2,773	$2,790	$17	$-
U.S Government and agency bonds	25,215	25,236	22	1
U.S Treasury bills	18,241	18,243	3	1
Total	$46,229	$46,269	$42	$2

As of March 31, 2019, the unrealized losses attributed to the Company’s marketable securities were primarily due to credit spreads and interest rate movements. The Company has considered factors regarding other than temporary impaired securities and determined that there are no securities with impairment that is other than temporary as of March 31, 2019 and December 31, 2018.

As of March 31, 2019, and December 31, 2018 the Company’s debt securities had the following maturity dates:

	Market value
	March 31	December 31,
	2019	2018
Due within one year	$38,534	$46,079
1 to 2 years	-	150
Total	$38,534	$46,229

FOAMIX PHARMACEUTICALS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands, except share and per share amounts)

NOTE 4 - MARKETABLE SECURITIES (continued):

During the three months ended March 31, 2019 and March 31, 2018 the Company received proceeds of $7,877 and $7,689 upon sale and maturity of marketable securities.

$413 and $401 of the Company’s marketable securities were restricted as of March 31, 2019, and December 31, 2018, respectively, due to a lien in respect of bank guarantees granted to secure hedging transaction and the Company’s rent agreements. Refer to note 6 and note 3.

NOTE 5 - SHARE CAPITAL:

Share-based compensation

In May 2015, the Company's board of directors approved a new option plan (the "Plan") replacing the previous plan approved in 2009. The Plan included a pool of 2,690,694 ordinary shares for grant to Company employees, consultants, directors and other service providers. During the years ended December 31, 2016 and December 31, 2017, the Board of Directors approved an accumulated increase of 2,900,000 ordinary shares to the plan. As of March 31, 2019, 27,990 shares remain available for grant under the Plan. On April 10, 2019 the Company’s shareholders approved a new equity incentive plan which included a pool of an additional 6,000,000 shares in addition to the shares remaining available for grant under the 2015 plan, See note 8.

In the three months ended March 31, 2019 and 2018, the Company granted options as follows:

	Three months ended March 31, 2019
	Award amount	Exercise price range	Vesting period	Expiration
Employees:
Options	897,736	$3.56-$3.81	4 years	10 years
RSUs	274,628	-	4 years	-

	Three month ended March 31, 2018
	Award amount	Exercise price range	Vesting period	Expiration
Employees:
Options	488,843	$6.35-$6.40	4 years	10 years
RSUs	103,448	-	4 years	-

The fair value of options and RSUs granted to employees during the three months ended March 31, 2019, and the three months ended March 31, 2018 was $2,736 and $2,305 respectively.

FOAMIX PHARMACEUTICALS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands, except share and per share amounts)

NOTE 5 - SHARE CAPITAL (continued):

The fair value of RSUs granted to employees is based on the share price on grant date and was computed using the Black-Scholes model. The underlying data used for computing the fair value of the options are as follows:

	Three months ended March 31
	2019	2018
Value of ordinary share	$3.32-$3.83	$5.99
Dividend yield	0%	0%
Expected volatility	61.2%-61.4%	62.1%
Risk-free interest rate	2.55%-2.62%	2.75%
Expected term	6 years	6 years

The following table illustrates the effect of share-based compensation on the statements of operations:

	Three months ended March 31
	2019	2018
Research and development expenses	$354	$891
Selling, general and administrative	596	863
Total	$950	$1,754

NOTE 6 – COMMITMENTS

Operating lease agreements

The Company leases office space for its headquarters and research and development facilities in Israel and the United States under several lease agreements. The lease agreement for the facilities in Israel are linked to the Israeli CPI and due to expire in December 2020.

The lease agreement in the United States was due to expire during March 2019. On March 13, 2019, the Company signed an amendment to the original lease agreement. The amendment includes an extension of the lease period of the 10,000 square feet currently leased under the original agreement (the "Current Space") and an addition of 4,639 square feet (the "Additional Space”). The Company will enter the Additional Space following a period of preparation by the lessor which is expected to be competed no later than August 1, 2019 (the "Commencement Date").

On March 13, 2019, pursuant to the extension of the lease on the Current Space, the Company recognized an additional right of use asset and liability in the amount of $713. The Additional Space is considered a new lease agreement and will be recognized only on Commencement Date. As of March 31, 2019, the expected right of use asset and liability of the Additional Space to be recognized on the Commencement Date is $333.

In July 2017, the Company has entered into operating lease agreements in connection with a number of vehicles. The lease periods are generally for three years and the payments are linked to the Israeli CPI. To secure the terms of the lease agreements, the Company has made certain prepayments to the leasing company, representing approximately three months of lease payments. These amounts have been recorded as part of the operating lease right to use assets.

FOAMIX PHARMACEUTICALS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands, except share and per share amounts)

NOTE 6 – COMMITMENTS (continued):

Operating lease costs for the three months ended March 31, 2019, are as follows:

Three months ended March 31
2019
Office lease expenses	$182
Vehicles lease expenses	$25

Cash paid for amounts included in the measurement of lease liabilities are as follows:

Three months ended March 31
2019
Office lease	$201
Vehicles lease	$36

Supplemental information related to leases are as follows:

March 31
2019
Operating lease right-of-use assets	$1,934
Operating lease liabilities	$1,937
Weighted average remaining lease term	2.4 years
Weighted average discount rate	5.54%

Maturities of lease liabilities are as follows:

2019	$695
2020	954
2021	279
2022	150
Total lease payments	$2,078
Less imputed interest	$(141)
Total lease liability	$1,937

The Company has a lien in the amount of $137 on the Company’s marketable securities in respect of bank guarantees granted in order to secure the lease agreements.

The Company elected the alternative modified transition method and included the following table previously disclosed.

Future minimum lease commitments under non-cancelable operating lease agreements as of December 31, 2018 were as follows:

2019	$746
2020	682
2021 and thereafter	21
Total	$1,449

FOAMIX PHARMACEUTICALS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands, except share and per share amounts)

NOTE 7 - ENTITY-WIDE DISCLOSURE:

a.	Net revenues by geographic area were as follows:

	Three months ended March 31
	2019	2018
United States	$-	$62
Denmark	308	-
Germany	-	844
Total revenues	$308	$906

b.	Customers exceeding 10% of revenues:

In each of the three months ended March 31, 2019 and March 31, 2018 the Company had one customer exceeding over 10% of total revenues. Revenues from the customers were $308 and $844 during the three months ending March 31, 2019, and March 31, 2018, respectively.

c.	Net revenues by type of payment:

	Three months ended March 31
	2019	2018
Development service payments	$-	$62
Royalties	308	844
Total revenues	$308	$906

NOTE 8 - SUBSEQUENT EVENTS:

On April 10, 2019, the Company’s shareholder approved the following: (i) a new employee incentive plan including an additional pool of 6,ooo,ooo shares for grant; (ii) an employee share purchase plan with a pool of 5,400,000 shares for purchase; and (iii) an increase to the Company’s authorized shares of 45,000,000 shares NIS 0.16 per share.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with (i) our condensed consolidated financial statements and the notes thereto included elsewhere in this quarterly report on Form 10-Q (ii) our audited consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations included in our annual report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 28, 2019. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those referred in the section titled “Risk Factors”, set forth in Part II, Item 1A of this quarterly report on Form 10-Q, if any, and in our other SEC filings. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this report, speak only as of the date of this quarterly report on Form 10-Q (unless another date is indicated), and, except as required by law, we undertake no obligation to update or revise these statements in light of future developments.

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

We announced positive top-line results from both of our Phase III clinical trials for each of FMX101 and FMX103 in the second half of 2018. We submitted our new drug application, or NDA, to the FDA, for FMX101 in December 2018, and expect to submit an NDA for FMX103 in mid-2019. In March 2019, we announced that the FDA accepted our NDA for FMX101 for review, with a targeted Prescription Drug User Fee Act, or PDUFA, action date of October 20, 2019. We cannot provide any assurances or predict with any certainty the schedule for which we will, if at all, receive approval from the FDA with respect to FMX101 or FMX103. See “–Key Developments” below. Despite the considerable U.S. market opportunities for acne and rosacea, we believe these markets are currently underserved and commonly treated by oral prescription products such as minocycline and doxycycline and various non-minocycline topical therapies. If approved, we believe FMX101 and FMX103 have the potential to provide first-in-class topical treatments for millions of people who suffer from their respective indications.

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

FMX101 is a product candidate containing micronized minocycline hydrochloride, an antibiotic in the tetracycline class, in a 4% concentration for the treatment of moderate-to-severe acne vulgaris. The active pharmaceutical ingredient is suspended in our Molecule Stabilizing Technology foam vehicle, an elegant, light-feeling topical foam that is easily spread across wide areas of the skin. In September 2018, we announced our third Phase III clinical trial of FMX101 (Study FX2017-22) met both of its co-primary endpoints, demonstrating a statistically significant reduction in the number of inflammatory lesions and a statistically significant improvement in patients’ Investigator’s Global Assessment, or IGA, scores, a metric commonly used to measure efficacy in acne trials. These positive results followed the results from our initial two Phase III clinical trials of FMX101 that we announced in 2017, where both co-primary endpoints were met in one trial (Study FX2014-05) and one of the two co-primary endpoints showed statistical significance in the other trial (Study FX2014-04). We embarked on our third Phase III trial (Study FX2017-22) following a Type B meeting with the FDA in which the FDA confirmed that replicating the results of Study FX2014-05 would likely support an efficacy claim for FMX101. In addition to the positive Study FX2017-22 efficacy results, very few safety adverse events (and no treatment-related serious adverse events) were observed both in Study FX2017-22 and in the 40-week open label safety portion of Studies FX2014-04 and FX20410-05 that we concluded in January 2018.

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

In addition, we have other proprietary delivery technologies in development that enable topical delivery of other APIs, each having unique pharmacological features and characteristics designed to keep the API stable when delivered and directed to the target site. We are conducting research and are in the early stages of in-house development of FMX110, a topical gel formulation of doxycycline hyclate for the treatment of papulopustular rosacea, and FMX109, a non-tetracycline acne product candidate that contains a combination of nicotinamide and a retinoid for the treatment of moderate-to-severe acne vulgaris. We believe our foam and other topical delivery platforms may offer significant advantages over alternative delivery options and are suitable for multiple application sites across a range of conditions.

In addition to our in-house development projects, we have entered into development and license agreements relating to our technology with various pharmaceutical companies, most notably with LEO Pharma A/S, or LEO, who assumed a license agreement we initially entered into with Bayer HealthCare AG, or Bayer.  In 2015, Bayer received FDA approval for Finacea® Foam (15% azelaic acid), or Finacea, a prescription foam product for the treatment of rosacea, which utilizes an emulsion-based proprietary foam platform that we licensed to them that is different from our surfactant-free foam platform that supports our lead product candidates. Bayer began selling Finacea in the United States in the third quarter of 2015, and in September 2018, LEO acquired Finacea from Bayer and assumed all rights and responsibilities under our initial license agreement with Bayer. Together with LEO, we are litigating against several generic pharmaceutical companies for alleged infringement of certain of our patents following the generic companies’ submission of abbreviated new drug applications with the FDA, seeking approval to manufacture and sell generic versions of Finacea. We recently settled our litigation against Perrigo FINCO UK Limited Partnership, or Perrigo, but our litigation against two other companies, Teva Pharmaceuticals USA, Inc. and Taro Pharmaceutical Industries, Ltd. and its affiliates, remains ongoing.

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

We are also currently a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.  In the event we are still a smaller reporting company when we cease being an emerging growth company, we will be able to continue to take advantage of certain reduced or scaled disclosure requirements, for as long as we continue to have smaller reporting company status.

Key Developments

Below is a summary of selected key developments affecting our business that have occurred since December 31, 2018:

•
On January 23, 2019, Ms. Sharon Barbari was appointed as a member of our board of directors. Dr. Dalia Megiddo resigned from our board of directors, effective April 10, 2019, the date of our annual general meeting.

•
On March 7, 2019, we announced that the FDA accepted for review our NDA for FMX101 and set October 20, 2019 as the targeted PDUFA action date. In April, the FDA conducted a pre-approval inspection of our U.S. offices in conjunction with its review of our NDA for FMX101 and made some minor inspectional observations that are being addressed, which we do not believe will adversely impact the FDA’s review of our NDA for FMX101. We are seeking approval of FMX101 for the treatment of inflammatory lesions of non-nodular moderate-to-severe acne vulgaris in patients nine years of age and older. Our NDA submission includes the previously-communicated results from our two Phase III trials, Studies FX2014-05 and FX2017-22, and also incorporates information on chemistry manufacturing and controls, and data from non-clinical toxicology studies on FMX101.

•	On April 2, 2019, we announced that, together with LEO Pharma, we have settled the Hatch-Waxman litigation with Perrigo, relating to Finacea® Foam.

•
Our partner, LEO, recently informed us that batches of Finacea produced by the contract manufacturer have failed to meet the required specifications for the finished product. As a result, LEO has not been able to deliver the same quantity of Finacea for sale, which has decreased the royalty payments from LEO to us for sales of Finacea.  In the three months ended March 31, 2019, our total revenue decreased by $598 thousand or 66% to $308 thousand compared to $906 thousand in the three months ended March 31, 2018. LEO has informed us that they are working diligently to address the issue in order to be able to produce sufficient supply of the finished product to meet the demand for Finacea in the market. This supply chain issue for Finacea is not related to the manufacturing, production or supply of any of our products, including FMX101 and FMX103.

Revenues

To date, we have not generated any revenues from sales of FMX101, FMX103 or any of our other product candidates. We will not commercially launch FMX101 or our other product candidates in the United States or generate any revenues from sales of any of our product candidates until after obtaining marketing approval, which we do not expect before the end of 2019. Our ability to generate revenues from sales will depend on the successful commercialization of FMX101, FMX103 and our other product candidates.

As of March 31, 2019, we generated cumulative revenues of approximately $32.0 million under development and license agreements, of which approximately $18.4 million were development service payments, approximately $3.1 million were contingent payments and $10.5 million were royalty payments. The royalties were paid in relation to Finacea, the prescription foam product that we developed in collaboration with Bayer. In the three months ended March 31, 2019, we received (or became entitled to receive) royalty payments in an amount of $0.3 million. We may become entitled to additional contingent payments, subject to achievement of the applicable clinical results by our other licensees. In light of the current phase of development under these agreements, we do not expect to receive significant payments in the near term, if at all.

Cost of Revenues

There was no cost of revenues for the three months ended March 31, 2019 and 2018, as revenues consist almost entirely of royalties, which do not bear related cost of revenue.

We do not expect substantial changes in cost of revenue unless and until we obtain regulatory approval for our lead product candidates and begin serial production of such products, whether internally or through third party manufacturers, at which point we expect our cost of revenues to grow along with the growth of our sales and inventory needs.

Operating Expenses

Research and development expenses

Research and development activities are, and will continue to be, central to our business. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect to incur significant research and development costs in the foreseeable future assuming our pipeline products progress into clinical trials. However, we do not believe that it is possible at this time to accurately project total program-specific expenses to reach commercialization. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will affect our clinical development programs and plans.

Our research and development expenses relate primarily to the development of FMX101 and FMX103. From January 1, 2007 until March 31, 2019, we cumulatively spent approximately $180.2 million on research and development of FMX101, FMX103 and our other product candidates. Our total research and development expenses for the three-month periods ended March 31, 2019 and 2018 were approximately $10.8 and $22.8 million, respectively. We charge all research and development expenses to operations as they are incurred. We expect research and development expenses to lessen in the near term due to the completion of our Phase III clinical trials for FMX101 and FMX103.

The successful development of our product candidates is highly uncertain. While we have a filed an NDA for FMX101 and expect to file one for FMX103, we cannot provide any assurances or predict with any certainty the schedule on which we will, if at all, receive approval from the FDA with respect to either of FMX101 and FMX103. As such, at this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of our technology for additional indications. This uncertainty is due to numerous risks and variables associated with developing products, including the uncertainty of:

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

A change in the outcome of any of these variables with respect to the development of our product candidates could result in a significant change in the costs and timing associated with their development. For example, if the FDA or foreign regulatory authority were to require us to conduct preclinical studies and clinical trials beyond those which we currently anticipate for the completion of clinical development of our product candidates, or if we experience significant delays in enrollment in any clinical trials, we could be required to expend significant additional time and financial resources on the completion of the clinical development.

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

As part of our growth strategy, we have begun building up our dedicated U.S. marketing and business development team and infrastructure, and we intend to further increase such U.S. infrastructure, as well as expand our marketing effort to new markets. We therefore expect selling and marketing expenses to increase in absolute terms as a percentage of our revenues. Our total selling, general and administrative expenses for the three months ended March 31, 2019 and 2018 were approximately $5.3 and $3.8 million, respectively.

Our ability to commercialize FMX101 and FMX103 successfully, if approved, is highly uncertain and depends on a number of factors, including market adoption of our product candidates by physicians and patients, market access uncertainty, our ability to scale to the market opportunity and the existence of existing and future products that may compete with ours. As such, at this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary for successful commercialization of our product candidates, if approved.

Financial Income

Financial income consists primarily of gains from interest earned from our bank deposits and financial income on our marketable securities.

Taxes on Income

We have yet to generate taxable income in Israel, as we have historically incurred operating losses resulting in carry forward tax losses totaling approximately $146.7 million as of December 31, 2018. During 2018, we incurred a carry forward tax loss in our U.S. subsidiary, Foamix Pharmaceuticals Inc., of $0.4 million. We anticipate that we will be able to carry forward these tax losses to future tax years. Accordingly, we do not expect to pay taxes in the applicable jurisdiction until we have taxable income after the full utilization of our carry-forward tax losses in that jurisdiction. We provided a full valuation allowance with respect to the deferred tax assets related to these carry-forward losses.

Comparison of the Three-Month Periods Ended March 31, 2019 and 2018

Revenues

          Our total revenues decreased by $0.6 million, or 66%, to $0.3 million in the three months ended March 31, 2019, from $0.9 in the three months ended March 31, 2018. The decrease is due to the failure of LEO’s contract manufacturer of Finacea to meet the required specifications for the finished product, which resulted in the inability of LEO to deliver the same quantity of Finacea for sale, which in turn decreased our royalty payments. LEO has informed us that they are working diligently to address the issue in order to be able to produce sufficient supply of the finished product to meet the demand for Finacea in the market. This supply chain issue for Finacea is not related to the manufacturing, production or supply of any of our products, including FMX101 and FMX103.

Cost of revenues

There was no cost of revenues for the three-month periods ended March 31, 2019 and 2018, as revenues consist almost entirely of royalties, which bear no related cost of revenue.

Research and development expenses

Our research and development expenses for the three months ended March 31, 2019 were $10.8 million, representing a decrease of $12.0 million, or 52.6%, compared to $22.8 million for the three months ended March 31, 2018. The decrease in research and development expenses resulted primarily from a decrease of $13.8 million in clinical trial expenses due to the completion of FMX101 and FMX103 clinical trials, offset by an increase of $0.6 million in payroll and payroll-related expenses due to an increase in headcount and salaries, and $0.6 million increase in consulting expenses.

Selling, general and administrative expenses

Our general and administrative expenses for the three months ended March 31, 2019 were $5.3 million, representing an increase of $1.5 million, or 39.4%, compared to $3.8 million for the three months ended March 31, 2018. The increase in selling, general and administrative expenses resulted primarily from an increase of $1.4 million in expenses mostly relating to pre-commercialization activities and market research.

Operating loss

As a result of the foregoing, our operating loss for the three months ended March 31, 2019 was $15.9 million, compared to an operating loss of $25.7 million for the three months ended March 31, 2018, a decrease of $9.8 million, or 38.1%.

Finance income

In the three-month periods ended March 31, 2019 and 2018, our financial income included mostly gains from marketable securities and interest earned on our bank deposits.

The finance expenses (income) by cash and non-cash components are as follows:

	Three months ended March 31,
	2019	2018
	(in thousands of U.S. dollars)
Interest on bank deposits	$(179)	$(57)
Gain from marketable securities, net	(357)	(106)
Total income	(536)	(163)
Less:
Other expenses	4	3
Foreign exchange loss, net	28	87
Total expenses	32	90
Finance income, net	$(504)	$(73)

Taxes on income

During the three-month periods ended March 31, 2019 and 2018, we incurred tax income of $176,000 and tax expenses of $330,000, respectively. The tax income recognized during the three months ended March 31, 2019 relates to the reversal a provision for uncertain tax positions.

Net Loss

Our net loss for the three months ended March 31, 2019 was $15.2 million, compared to $26.0 million for the three months ended March 31, 2018, a decrease of $10.8 million, or 42%.

Liquidity

Since our inception, we have incurred losses from operations and negative cash flows from our operations. For the three months ended March 31, 2019 we incurred a net loss of $15.2 million, which included $16.6 million used for operating activities. For the three months ended March 31, 2018 we incurred a net loss of $26.0 million, which included $23.2 million used for operating activities.

As of March 31, 2019, and March 31, 2018, we had a working capital surplus of $75.7 million and $38.4 million, respectively, and an accumulated deficit of $230.6 million and $167.2 million, respectively.

Our principal source of liquidity as of March 31, 2019 consisted of cash and investments of $82.9 million.

On April 13, 2018, we entered into a Securities Purchase Agreement with OrbiMed Partners Master Fund Limited, or OrbiMed, pursuant to which we agreed to issue and sell, in a registered offering under an effective shelf registration statement, an aggregate of 2,940,000 Ordinary Shares, at a purchase price equivalent to $5.50 per share, for aggregate net proceeds of approximately $16.1 million, after deducting offering expenses. The closing of the issuance and sale of these securities took place on April 16, 2018.

On September 18, 2018, we completed an additional follow-on offering under our effective shelf registration statement in which we sold 11,670,000 Ordinary Shares at a price of $6.00 per share, raising net proceeds, after expenses and underwriter commissions, of approximately $65.6 million. After the closing of the offering, the underwriters exercised an option to purchase 1,750,500 additional Ordinary Shares at the per share price of the offering. The proceeds from the exercise of the option, net of expenses and underwriter commissions, were approximately $9.8 million, bringing the total net proceeds from the offering to approximately $75.4 million.

We anticipate that with our existing cash and investments we will be able to fund our planned operating expenses and capital expenditure requirements through mid-2020. These planned expenses include: (a) pre-commercialization and launch preparations for FMX101, assuming we receive regulatory approval, (b) full development and filing of an NDA for FMX103, which we expect to submit in mid-2019, and (c) certain pipeline development activities. We expect we will need additional funding to support our operating expenses and capital requirements for the second half of 2020 and beyond, including with regard to the commercialization of any of our product candidates if they are granted regulatory approval, and to fund our internal and external research and development efforts. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Capital Resources

Overview

To date, we have financed our operations through private and public placements of our Ordinary Shares, convertible loans and through fees, cost reimbursements and royalties received from our licensees.

From inception through March 31, 2019 we have received net cash proceeds of approximately $280.1 million from the issuance of Ordinary Shares, preferred shares, exercise of options and warrants and from convertible loans.

Cash flows

The following table summarizes our statement of cash flows for the three-month periods ended March 31, 2019 and 2018:

	Three months ended March 31,
	2019	2018
	(in thousands of U.S. dollars)
Net cash (used in) / provided by:
Operating activities	$(16,642)	$(23,193)
Investing activities	7,739	20,008
Financing activities	16	-

Net cash used in operating activities

The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and measurements and changes in components of working capital. Adjustments to net income for non-cash items mainly include depreciation and amortization and share-based compensation.

Net cash used in operating activities was $16.6 million in the three months ended March 31, 2019, compared to $23.2 million in the three months ended March 31, 2018. The decrease was attributable primarily to the decrease in activity related to clinical trials.

Net cash provided by investing activities

Net cash provided by investing activities was $7.7 million in the three months ended March 31, 2019, compared to $20.0 million in the three months ended March 31, 2018. The decrease in investing activities was attributable primarily to a decrease in proceeds from the sale and maturity of marketable securities and bank deposits.

Net cash provided by financing activities

There was $16,000 provided by financing activities in the three months ended March 31, 2019, compared to none in the three months ended March 31, 2018. The increase was attributable to proceeds from exercise of options.

Cash and funding sources

The table below summarizes our main sources of financing for the three-month periods ended March 31, 2019 and 2018:

	Proceeds from our underwritten public offerings(1)	Proceeds from our direct public offerings	Proceeds from issuance of Ordinary Shares	Payments from licensees	Total
Three months ended March 31, 2019	-	-	16,000	206,000	222,000
Three months ended March 31, 2018	-	-	-	989,000	989,000
___________________________
(1) Net of issuance costs.

Our sources of financing in the three months ended March 31, 2019 totaled $222,000 and consisted mainly of payments from licensees.

Our sources of financing in the three months ended March 31, 2018 totaled $989,000 and consisted of payments from licensees.

We have no ongoing material financial commitments (such as lines of credit) that may affect our liquidity over the next five years.

Funding requirements

We anticipate that with our existing cash and investments we will be able to fund our planned operating expenses and capital expenditure requirements through mid-2020. These planned expenses include: (a) full development and filing of an NDA for FMX103, which we expect to submit in mid-2019, (b) certain pipeline development activities, and (c) any pre-commercialization and launch preparations for FMX101 in anticipation of possible regulatory approval. We expect we will need additional funding to support our operating expenses and capital requirements for 2020 and beyond, including with regard to the commercialization of our product candidates and to fund our internal and external research and development efforts. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Our present and future funding requirements will depend on many factors, including, inter alia:

•	the progress, timing and completion of preclinical testing and clinical trials for pipeline product candidates;

•
selling, marketing and patent-related activities undertaken in connection with the anticipated commercialization of FMX101, FMX103 and any other product candidates, as well as costs involved in the development of an effective sales and marketing organization;

•
the time and costs involved in obtaining regulatory approval for FMX101, FMX103 and our other pipeline product candidates and any delays we may encounter as a result of evolving regulatory requirements or adverse results with respect to any of these products;

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

Our operating plan may change as a result of many factors currently unknown to us, and any such change may affect our funding requirements. We have never before launched a product commercially, and the costs involved in such commercial launch may exceed our expectations. We may therefore need to seek additional capital sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations or additional license arrangements. Such financings may result in dilution to shareholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business.

For more information as to the risks associated with our future funding needs, see “Part I, Item 1A—Risk Factors—Risks Related to Our Business and Industry—We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts” in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on February 28, 2019.

Our capital expenditures for the three-month periods ended March 31, 2019 and 2018 amounted to $138,000 and $122,000, respectively. During the three months ended March 31, 2019, these expenditures were primarily related to laboratory equipment and leasehold improvements.

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any off-balance sheet arrangements.

Contractual Obligations

In March 2019 we signed an amendment to our current lease agreement for our executive offices in the United States which are located in Bridgewater, New Jersey. Pursuant to the amendment we will lease a total of approximately 15,000 square feet of office space for 36 months following a preparation period by the lessor, expected to end August 1, 2019.

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

While our significant accounting policies are more fully described in Note 2–“Significant Accounting Policies,” to the consolidated financial statements included in “Item 8—Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on February 28, 2019, and in Note 2, “Significant Accounting Policies,” in the accompanying notes to our  unaudited condensed consolidated financial statements, we believe that the following accounting policies are the most critical to assist shareholders and investors reading the consolidated financial statements in fully understanding and evaluating our financial condition and results of operations. These policies relate to the more significant areas involving management’s judgments and estimates and they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide quantitative or qualitative disclosures about market risk.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company's management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and regulations promulgated thereunder) as of March 31, 2019. Based on such evaluation, those officers have concluded that, as of March 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. Legal Proceedings

From time to time, we may become involved in litigation or other legal proceedings relating to claims that we consider to be arising from the ordinary course of our business. There are currently no claims or actions pending against us that, in the opinion of our management, are likely to have a material effect on our business.

ITEM 1A. Risk Factors

There have been no material changes from the risk factors disclosed in “Part I, Item 1A—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on February 28, 2019.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

On May 6, 2019, the Company entered into amendments to the offer letter agreement with Mutya Harsch, the Company’s Chief Legal Officer, and to the employment agreement with Ilan Hadar, the Company’s Chief Financial Officer.

The amendment to Ms. Harsch’s offer letter agreement provides that if her employment is terminated by the Company without “cause,” or she terminates her employment with “good reason,” within the six month period before, or the twelve month period after a “change of control” (each as defined in the offer letter amendment), she will be entitled to receive a change of control payment equal to (1) twelve months of her then current base salary and (2) a reimbursement of her COBRA premiums until the earlier of (a) the first anniversary of her date of termination of employment or (b) the date on which she becomes covered under another employer’s medical plan. In addition, in the event of such a termination, all of Ms. Harsch’s unvested share options and restricted share units will become fully vested.

The amendment to Mr. Hadar’s employment agreement provides that if the employee’s employment is terminated by the Company without “cause” or by the employee for “good reason” within the six month period before, or the twelve month period after a “change of control” (each as defined in the amendments to the employment agreements), (1) the employees will be entitled to receive a payment equal to eighteen months of the employee’s then current salary and (2) all of the employee’s unvested share options and restricted share units will become fully vested.

The foregoing descriptions of the amendments do not purport to be complete and are qualified in their entirety by reference to the amendment to the offer letter and the amendment to the employment agreement, which are attached to this Quarterly Report on Form 10-Q as Exhibit 10.2 and 10.3, respectively, and are incorporated herein by reference.

ITEM 6. Exhibits

Exhibit Number	Description Of Document	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Articles of Association of Foamix Pharmaceuticals Ltd.					X
10.1	Amendment to Lease Agreement, dated March 13, 2019, between Foamix Pharmaceuticals Inc. and S/K 520 Associates					X
10.2#	Amendment to offer letter agreement between Foamix Pharmaceuticals Inc. and Mutya Harsch					X
10.3#	Form of amendment to employment agreement between Foamix Pharmaceuticals Ltd. and Ilan Hadar					X
10.4#	Form of Share Option Grant Notice and Option Agreement under the Foamix Pharmaceuticals Ltd. 2019 Equity Incentive Plan					X
10.5#	Form of Restricted Share Unit Grant Notice and Restricted Share Unit Award Agreement under the Foamix Pharmaceuticals Ltd. 2019 Equity Incentive Plan					X
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Document					X
101.LAB	XBRL Taxonomy Extension Label Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

# Indicates management contract or compensatory plan.
* These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Exchange Act, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOAMIX PHARMACEUTICALS LTD.

Date: May 7, 2019	By:	/s/ David Domzalski
David Domzalski
Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2019	By:	/s/ Ilan Hadar
Ilan Hadar
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)