Form 10-Q
period 2019-06-30
Foamix Pharmaceuticals Ltd.
filed 2019-08-07
CIK 1606645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from __________ to __________

Commission file number: 001-36621

Foamix Pharmaceuticals Ltd.
(Exact name of registrant as specified in its charter)

Israel	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 Holzman Street, Weizmann Science Park Rehovot, Israel	7670402
(Address of principal executive offices)	(Zip Code)

+972-8-9316233
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares, par value NIS 0.16 per share	FOMX	Nasdaq Global Market

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

Yes ☐          No ☒

The total number of shares outstanding of the registrant’s ordinary shares, par value NIS 0.16 per share, as of August 1, 2019, was 61,003,927.

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

AS OF JUNE 30, 2019

The amounts are stated in US dollars in thousands (except for share data)

FOAMIX PHARMACEUTICALS LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

 (U.S. dollars in thousands, except per share data)
(Unaudited)

	June 30	December 31
	2019	2018

A s s e t s
CURRENT ASSETS:
Cash and cash equivalents	$39,085	$27,868
Restricted cash	250	250
Short term bank deposits	16,187	24,047
Investment in marketable securities (Note 4)	14,091	46,669
Restricted investment in marketable securities (Note 4)	282	268
Accounts receivable:
Trade	308	1,066
Other	1,511	999
TOTAL CURRENT ASSETS	71,714	101,167

NON-CURRENT ASSETS:
Investment in marketable securities (Note 4)	-	150
Restricted investment in marketable securities (Note 4)	139	133
Property and equipment, net	2,497	2,235
Operating lease right of use assets (Note 6)	1,858	-
Other	18	46
TOTAL NON-CURRENT ASSETS	4,512	2,564

TOTAL ASSETS	$76,226	$103,731

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOAMIX PHARMACEUTICALS LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

 (U.S. dollars in thousands, except per share data)
(Unaudited)

June 30	December 31
2019	2018

Liabilities and shareholders’ equity
CURRENT LIABILITIES:
Accounts payable and accruals:
Trade	$9,434	$6,327
Operating lease liabilities (Note 6)	999	-
Other	3,664	4,141
TOTAL CURRENT LIABILITIES	14,097	10,468

LONG-TERM LIABILITIES:
Liability for employee severance benefits	409	367
Operating lease liabilities (Note 6)	882	-
Other liabilities	456	714
TOTAL LONG-TERM LIABILITIES	1,747	1,081
TOTAL LIABILITIES	15,844	11,549
COMMITMENTS (Note 6)
SHAREHOLDERS' EQUITY:
Ordinary Shares, NIS 0.16 par value - authorized: 135,000,000 and 90,000,000 Ordinary Shares as of June 30, 2019 and December 31, 2018, respectively; issued and outstanding: 54,455,969 and 54,351,140 Ordinary Shares as of June 30, 2019 and December 31, 2018, respectively	2,336	2,331
Additional paid-in capital	307,653	305,303
Accumulated deficit	(249,606)	(215,409)
Accumulated other comprehensive loss	(1)	(43)
TOTAL SHAREHOLDERS' EQUITY	60,382	92,182
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$76,226	$103,731

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOAMIX PHARMACEUTICALS LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (U.S. dollars in thousands, except per share data)
(Unaudited)

Six months ended June 30		Three months ended June 30
2019	2018	2019	2018

REVENUES (Note 7)	$308	$1,870	$-	$964
OPERATING EXPENSES:
Research and development	23,404	39,667	12,556	16,842
Selling, general and administrative	12,147	6,710	6,803	2,909
TOTAL OPERATING EXPENSES	35,551	46,377	19,359	19,751
OPERATING LOSS	35,243	44,507	19,359	18,787
FINANCE INCOME, net	(870)	(352)	(366)	(279)
LOSS BEFORE INCOME TAX	34,373	44,155	18,993	18,508
INCOME TAX	(176)	450	-	120
NET LOSS FOR THE PERIOD	$34,197	$44,605	$18,993	$18,628

LOSS PER SHARE BASIC AND DILUTED	$0.63	$1.15	$0.35	$0.46

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING USED IN COMPUTATION OF BASIC AND DILUTED LOSS PER SHARE IN THOUSANDS	54,401	38,821	54,426	40,102

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOAMIX PHARMACEUTICALS LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

 (U.S. dollars in thousands)
(Unaudited)

Six months ended June 30		Three months ended June 30
2019	2018	2019	2018

NET LOSS	$34,197	$44,605	$18,993	$18,628
OTHER COMPREHENSIVE LOSS (INCOME):
Net unrealized gains from marketable securities	(40)	(10)	(4)	(25)
Losses on marketable securities reclassified into net loss	-	(2)	-	(1)
Net unrealized losses (gains) on derivative financial instruments	(2)	81	13	67
losses on derivative financial instruments reclassified into net loss	-	(35)	-	(41)
TOTAL OTHER COMPREHENSIVE LOSS (INCOME)	(42)	34	9	-
TOTAL COMPREHENSIVE LOSS	$34,155	$44,639	$19,002	$18,628

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOAMIX PHARMACEUTICALS LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(U.S. dollars in thousands, except share data)
(Unaudited)

	Ordinary shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive Income (loss)	Total
	Number of shares	Amounts	Amounts
BALANCE AT JANUARY 1, 2018	37,498,128	$1,576	$208,364	$(141,281)	$(58)	$68,601
Impact of initial adoption of new accounting standards, as previously reported	-	-	-	35	(35)	-
CHANGES DURING THE PERIOD:
Comprehensive loss	-	-	-	(44,605)	(34)	(44,639)
Issuance of shares less offering expenses in the amount of $39K	2,940,000	134	15,997	-	-	16,131
Exercise of warrants into Ordinary Shares	178,468	8	832	-	-	840
Exercise of options and restricted share units	76,883	3	7	-	-	10
Share-based compensation (Note 5)	-	-	2,954	-	-	2,954
BALANCE AT JUNE 30, 2018	40,693,479	$1,721	$228,154	$(185,851)	$(127)	$43,897

BALANCE AT JANUARY 1, 2019	54,351,140	$2,331	$305,303	$(215,409)	$(43)	$92,182
CHANGES DURING THE PERIOD:
Comprehensive loss	-	-	-	(34,197)	42	(34,155)
Exercise of options and restricted share units	104,829	5	13	-	-	18
Share-based compensation (Note 5)	-	-	2,337	-	-	2,337
BALANCE AT JUNE 30, 2019	54,455,969	$2,336	$307,653	$(249,606)	$(1)	$60,382

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOAMIX PHARMACEUTICALS LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(U.S. dollars in thousands, except share data)
(Unaudited)

	Ordinary shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive Income (loss)	Total
	Number of shares	Amounts	Amounts
BALANCE AT APRIL 1, 2018	37,551,511	$1,578	$210,116	$(167,223)	$(127)	$44,344
CHANGES DURING THE PERIOD:
Comprehensive loss	-	-	-	(18,628)	-	(18,628)
Issuance of shares less offering expenses in the amount of $39K	2,940,000	134	15,997	-	-	16,131
Exercise of warrants into Ordinary Shares	178,468	8	832	-	-	840
Exercise of options and restricted share units	23,500	1	9	-	-	10
Share-based compensation (Note 5)	-	-	1,200	-	-	1,200
BALANCE AT JUNE 30, 2018	40,693,479	$1,721	$228,154	$(185,851)	$(127)	$43,897

BALANCE AT APRIL 1, 2019	54,419,323	$2,334	$306,266	$(230,613)	$8	$77,995
CHANGES DURING THE PERIOD:
Comprehensive loss	-	-	-	(18,993)	(9)	(19,002)
Exercise of options and restricted share units	36,646	2	-	-	-	2
Share-based compensation (Note 5)	-	-	1,387	-	-	1,387
BALANCE AT JUNE 30, 2019	54,455,969	$2,336	$307,653	$(249,606)	$(1)	$60,382

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOAMIX PHARMACEUTICALS LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)
(Unaudited)

Six months ended June 30
2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$34,197	$44,605
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	163	166
Loss from disposal and sale of fixed assets	29	37
Changes in marketable securities and bank deposits, net	(358)	133
Changes in accrued liability for employee severance benefits, net of retirement fund profit	42	(59)
Share-based compensation	2,337	2,954
Non-cash finance expenses, net	3	24
Changes in operating asset and liabilities:
Decrease in trade and other receivables	246	278
Increase in accounts payable and accruals	2,374	4,550
Net cash used in operating activities	(29,361)	(36,522)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(454)	(328)
Investment in bank deposits	(16,048)	(27,500)
Investment in marketable securities	-	(1,012)
Proceeds from sale and maturity of marketable securities and bank deposits	57,014	44,151
Net cash provided by investing activities	40,512	15,311
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options	18	10
Proceeds from exercise of warrants	-	840
Proceeds from issuance of shares, net of $39 issuance costs	-	16,131
Net cash provided by financing activities	18	16,981
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	11,169	(4,230)
EFFECT OF EXCHANGE RATE ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	48	(24)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF THE PERIOD	28,118	16,206
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF THE PERIOD	$39,335	$11,952
Cash and cash equivalents	39,085	11,702
Restricted cash	250	250
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH SHOWN IN STATEMENT OF CASH FLOWS	$39,335	$11,952
SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Cashless exercise of warrants and restricted share units	$4	$4
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes	$-	$454
Interest received	$666	$505
Additions to operating lease right of use assets	$867	$-
Additions to operating lease liabilities	$850	$-

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

Foamix Pharmaceuticals Ltd. (hereinafter “Foamix”) is an Israeli company incorporated in 2003.
Foamix’s shares are publicly traded on the Nasdaq Global Market under the symbol “FOMX”, since its initial public offering (“IPO”) in September 2014.

Foamix is a late clinical-stage specialty pharmaceutical company focused on developing and commercializing its proprietary topical drug candidates for dermatological therapy. Foamix’s lead product candidate, FMX101 (4% minocycline foam), is being developed for the treatment of moderate-to-severe acne. An additional product candidate, FMX103 (1.5% minocycline foam), is being developed for the treatment of moderate-to-severe papulopustular rosacea. Both product candidates were developed using Molecule Stabilizing Technology, a proprietary foam platform designed to optimize the topical delivery of minocycline, an active pharmaceutical ingredient (“API”), that is currently available only in oral form.

Foamix also licensed certain technology under development and licensing agreements to various pharmaceutical companies for development of certain products combining Foamix's foam technology with the licensee’s proprietary drugs.

In May 2014, Foamix incorporated a wholly-owned subsidiary in the United States of America - Foamix Pharmaceuticals Inc. (hereinafter referred to as the "Subsidiary"). The Subsidiary was incorporated to assist Foamix with regard to marketing, regulatory affairs and business development relating to its pipeline and technology.

Since incorporation through June 30, 2019, Foamix and its subsidiary (hereinafter referred to as “the Company”) incurred losses and negative cash flows from operations mainly attributable to its development efforts and has an accumulated deficit of $249,606. The Company has financed its operations mainly through the issuance of shares through private and public financing rounds, convertible loans and payments received pursuant to the terms of development and licensing agreements. The Company's cash and investments as of the issuance date of these financial statements, provide sufficient resources to  fund its operations through at least the next 12 months. In order to successfully commercialize FMX101, FMX103 and any future product candidates, the Company may be required to obtain further funding through public or private offerings, debt financings, collaboration and licensing arrangements or other sources. Adequate additional funding may not be available to the Company on acceptable terms, or at all. If the Company is unable to raise capital when needed or on attractive terms, it may be forced to delay, reduce or eliminate its research and development programs or commercialization and manufacturing efforts.

b.	Basis of presentation

The unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of June 30, 2019, the consolidated results of operations, comprehensive loss and changes in shareholders’ equity for the three and six-month periods ended June 30, 2019 and 2018 and cash flows for the six-month periods ended June 30, 2019 and 2018.

FOAMIX PHARMACEUTICALS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(U.S. dollars in thousands, except share and per share amounts)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION (continued):

These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual financial statements for the year ended December 31, 2018. The condensed consolidated balance sheet data as of December 31, 2018 was derived from the audited consolidated financial statements for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 28, 2019,  but does not include all disclosures required by U.S. GAAP for annual financial statements.

The results for the three and six-month periods ended June 30, 2019 are not necessarily indicative of the results expected for the full year ending December 31, 2019.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

a.	Principles of consolidation

The consolidated financial statements include the accounts of Foamix and its subsidiary. Intercompany balances and transactions including profits from intercompany sales not yet realized outside the Company have been eliminated upon consolidation.

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

FOAMIX PHARMACEUTICALS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(U.S. dollars in thousands, except share and per share amounts)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

The following average share options and restricted share units (“RSUs”) were excluded from the calculation of diluted net loss per Ordinary Share because their effect would have been anti-dilutive for the periods presented (share data):

	Six months ended June 30		Three months ended June 30
	2019	2018	2019	2018
Outstanding share options and RSUs	5,873,725	4,618,821	6,130,069	4,857,234
Warrants	-	369,828	-	743,764

d.	Newly issued and recently adopted accounting pronouncements:

Accounting pronouncements adopted in period:

1)
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). The new standard requires lessees to record assets and liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.

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

FOAMIX PHARMACEUTICALS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(U.S. dollars in thousands, except share and per share amounts)

NOTE 3 - FAIR VALUE PRESENTATION

The Company’s assets and liabilities that are measured at fair value as of June 30, 2019 and December 31, 2018 are classified in the tables below in one of the three categories described in note 2b above:

	June 30, 2019
	Level 1	Level 2	Total
Marketable securities	$1,011	$13,501	$14,512
Currency options designated as hedging instruments (current liability)	$-	$(1)	(1)

	December 31, 2018
	Level 1	Level 2	Total
Marketable securities	$991	$46,229	$47,220
Currency options designated as hedging instruments (current liability)	$-	$(3)	$(3)

The Company’s debt securities are traded in markets that are not considered to be active, but are valued based on quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Accordingly, these assets are categorized as Level 2.

Foreign exchange risk management

The Company purchases and writes non-functional currency options in order to hedge the currency exposure on the Company’s cash flow. The currency hedged items are denominated in New Israeli Shekels (“NIS”). The purchasing and writing of options is part of a comprehensive currency hedging strategy with respect to salary and rent expenses denominated in NIS. These transactions are at zero cost for periods of up to one year. The counterparties to the derivatives are major banks in Israel. As of June 30, 2019, the total hedged amount was NIS 1.8 million.

The liability in the amount of $1 as of June 30, 2019 qualifies as hedge accounting.

As of June 30, 2019, the Company has a lien in the amount of $282 on the Company’s marketable securities and a lien in the amount of $250 on the Company’s checking account, in respect of bank guarantees granted in order to secure the hedging transactions.

NOTE 4 - MARKETABLE SECURITIES

Marketable securities as of June 30, 2019, and December 31, 2018 consisted mainly of debt and mutual funds securities. The debt securities are classified as available-for-sale and are recorded at fair value. Changes in fair value, net of taxes (if applicable), are reflected in other comprehensive loss. Realized gains and losses on sales of the securities, as well as premium or discount amortization, are included in the consolidated statement of operations as finance income or expenses.

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

FOAMIX PHARMACEUTICALS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(U.S. dollars in thousands, except share and per share amounts)

NOTE 4 - MARKETABLE SECURITIES (continued):

The following table sets forth the Company’s marketable securities:

June 30	December 31
2019	2018

Israeli mutual funds	$1,011	$991
Certificates of deposit	1,589	2,773
U.S Government and agency bonds	11,413	25,215
U.S Treasury bills	499	18,241
Total	$14,512	$47,220

As of June 30, 2019 and December 31, 2018, the fair value, cost and gross unrealized holding gains and losses of the marketable securities owned by the Company were as follows:

	June 30, 2019
	Fair value	Cost or amortized cost	Gross unrealized holding losses	Gross unrealized holding gains
Certificates of deposit	$1,589	$1,591	$2	$-
U.S Government and agency Bonds	11,413	11,411	-	2
U.S Treasury bills	499	499	-	-
Total	$13,501	$13,501	$2	$2

	December 31, 2018
	Fair value	Cost or amortized cost	Gross unrealized holding losses	Gross unrealized holding gains
Certificates of deposit	$2,773	$2,790	$17	$-
U.S Government and agency Bonds	25,215	25,236	22	1
U.S Treasury bills	18,241	18,243	3	1
Total	$46,229	$46,269	$42	$2

As of June 30, 2019, the unrealized losses attributed to the Company’s marketable securities were primarily due to credit spreads and interest rate movements. The Company has considered factors regarding other than temporary impaired securities and determined that there are no securities with impairment that is other than temporary as of June 30, 2019 and December 31, 2018.

As of June 30, 2019 and December 31, 2018, the Company’s debt securities had the following maturity dates:

Market value
June 30,	December 31,
2019	2018

Due within one year	$13,501	$46,079
1 to 2 years	-	150
Total	$13,501	$46,229

FOAMIX PHARMACEUTICALS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(U.S. dollars in thousands, except share and per share amounts)

NOTE 4 - MARKETABLE SECURITIES (continued):

During the six months ended June 30, 2019 and June 30, 2018 the Company received aggregate proceeds of $33,014 and $16,944, respectively, upon sale and maturity of marketable securities.

$421 and $401 of the Company’s marketable securities were restricted as of June 30, 2019, and December 31, 2018, respectively, due to a lien in respect of bank guarantees granted to secure hedging transactions and the Company’s rental agreements. Refer to note 6 and note 3.

NOTE 5 - SHARE CAPITAL:

Authorized shares

On April 10, 2019, the Company’s shareholders approved an increase of the Company’s authorized Ordinary Shares from 90,000,000 shares previously approved to 135,000,000 shares, NIS 0.16 per share.

Share based compensation

Equity incentive plan:

On April 10, 2019, the Company's shareholders approved a new equity incentive plan (the "Plan") replacing the previous plans approved in 2015 and 2009. The Plan included a pool of 6,027,990 Ordinary Shares for grant to Company employees, consultants, directors and other service providers. As of June 30, 2019, 5,525,416 shares remain available for grant under the Plan.

Employee Share Purchase Plan:

On April 10, 2019 the Company’s shareholders approved an employee share purchase plan (“ESPP”) pursuant to which qualified employees (as defined in the ESPP) may elect to purchase designated shares of the Company’s Ordinary Shares at a price equal to 85% of the lesser of the fair market value of Ordinary Shares at the beginning or end of each semi-annual share purchase period (“Purchase Period”). Employees are permitted to purchase the number of shares purchasable with up to 15% of the earnings paid (as such term is defined in the ESPP) to each of the participating employees during the Purchase Period, subject to certain limitations under Section 423 of the US Internal Revenue Code.

The number of Ordinary Shares initially reserved for purchase under the ESPP was 5,400,000 Ordinary Shares. As of June 30, 2019, the Company has not issued any shares pursuant to the ESPP.

FOAMIX PHARMACEUTICALS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(U.S. dollars in thousands, except share and per share amounts)

NOTE 5 - SHARE CAPITAL (continued):

In the six months ended June 30, 2019 and 2018, the Company granted options and RSUs as follows:

	Six months ended June 30, 2019
	Award amount	Exercise price range	Vesting period	Expiration
Employees:
Options	1,030,236	$2.66-$3.81	4 years	10 years
RSUs	274,628	-	4 years	-

Directors:
Options	247,060	$2.66	1 years	10 years
RSUs	140,976	-	1 years	-

	Six months ended June 30, 2018
	Award amount	Exercise price range	Vesting period	Expiration
Employees:
Options	571,530	$5.06-$6.40	4 years	10 years
RSUs	126,844	-	4 years	-

Directors:
Options	174,373	$5.02-$5.06	1 years	10 years
RSUs	14,829	-	3 years	-

The fair value of options and RSUs granted to employees during the six months ended June 30, 2019, and the six months ended June 30, 2018 was $3,687 and $3,287, respectively.

The fair value of RSUs granted is based on the share price on grant date.
The fair value of options granted was computed, as of the grant date, using the Black-Scholes model. The underlying data used for computing the fair value of the options are as follows:

	Six months ended June 30
	2019	2018
Value of ordinary share	$2.66-$3.83	$5.12-$5.99
Dividend yield	0%	0%
Expected volatility	60.40%-61.40%	62.10%-62.60%
Risk-free interest rate	2.20%-2.62%	2.75%-2.84%
Expected term	6 years	6 years

The following table illustrates the effect of share-based compensation on the statements of operations:

	Six months ended June 30		Three months ended June 30
	2019	2018	2019	2018
Research and development expenses	$738	$1,303	$384	$412
Selling, general and administrative	1,599	1,651	1,004	788
	$2,337	$2,954	$1,388	$1,200

FOAMIX PHARMACEUTICALS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(U.S. dollars in thousands, except share and per share amounts)

NOTE 6 - COMMITMENTS

Operating lease agreements

The Company leases office space for its headquarters and research and development facilities in Israel and the United States under several lease agreements. The lease agreement for the facilities in Israel is linked to the Israeli consumer price index (“CPI”) and due to expire in December 2020.

The lease agreement in the United States was due to expire during March 2019. On March 13, 2019, the Company signed an amendment to the original lease agreement. The amendment includes an extension of the lease period of the 10,000 square feet currently leased under the original agreement (the "Current Space") and an addition of 4,639 square feet (the "Additional Space”). The Company will enter the Additional Space following a period of preparation by the lessor which is expected to be completed during August 2019 (the "Commencement Date").

On March 13, 2019, pursuant to the extension of the lease on the Current Space, the Company recognized an additional right of use asset and liability in the amount of $713. The Additional Space is considered a new lease agreement and will be recognized only on Commencement Date. As of June 30, 2019, the expected right of use asset and liability of the Additional Space to be recognized on the Commencement Date is $351.

In July 2017, the Company entered into operating lease agreements in connection with the leasing of several vehicles. The lease periods are generally for three years and the payments are linked to the Israeli CPI. To secure the terms of the lease agreements, the Company has made certain prepayments to the leasing company, representing approximately three months of lease payments. These amounts have been recorded as part of the operating lease right to use assets.

Operating lease costs for the three months ended June 30, 2019, are as follows:

Six months ended June 30	Three months ended June 30
2019	2019

Office lease expenses	$394	$212
Vehicles lease expenses	$33	$8

Cash paid for amounts included in the measurement of lease liabilities are as follows:

Six months ended June 30	Three months ended June 30
2019	2019

Office lease	$389	$188
Vehicles lease	$72	$36

FOAMIX PHARMACEUTICALS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(U.S. dollars in thousands, except share and per share amounts)

NOTE 6 – COMMITMENTS (continued):

Supplemental information related to leases are as follows:

June 30
2019

Operating lease right-of-use assets	1,858
Operating lease liabilities	1,882
Weighted average remaining lease term	2.22
Weighted average discount rate	5.54%

Maturities of lease liabilities are as follows:

2019	511
2020	1,014
2021	326
2022	156
Total lease payments	2,007
Less imputed interest	(125)
Total lease liability	1,882

As of June 30, 2019, the Company had a lien in the amount of $139 on the Company’s marketable securities in respect of bank guarantees granted in order to secure the lease agreements.

The Company elected the alternative modified transition method and included the following table previously disclosed.

Future minimum lease commitments under non-cancelable operating lease agreements as of December 31, 2018 were as follows:

2019	$746
2020	682
2021 and thereafter	21
Total	$1,449

NOTE 7 - ENTITY-WIDE DISCLOSURE:

a.	Net revenues by geographic area were as follows:

Six months ended June 30		Three months ended June 30
2019	2018	2019	2018

United States	$-	$62	$-	$-
Denmark	308	-	-	-
Germany	-	1,808	-	964
Total revenues	$308	$1,870	$-	$964

FOAMIX PHARMACEUTICALS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands, except share and per share amounts)

NOTE 7 - ENTITY-WIDE DISCLOSURE (continued):

b.	Customers exceeding 10% of revenues:

During the three and six months ended June 30, 2019 and June 30, 2018 the Company had one customer exceeding over 10% of total revenues. Revenues from the customer were $308 and $1,808 during the six months ended June 30, 2018, revenue from the customer was $964, and there was no corresponding revenue for the three months ended June 30, 2019.

c.	Net revenues by type of payment:

	Six months ended June 30		Three months ended June 30
	2019	2018	2019	2018
Development service payments	$-	$62	$-	$-
Royalties	308	1,808	-	964
Total revenues	$308	$1,870	$-	$964

NOTE 8 - SUBSEQUENT EVENTS:

On July 29, 2019 (the “Closing date”) the Company secured up to $50 million in debt from two of its current shareholders (the “lenders”) and entered into a Securities Purchase Agreement with one of the lenders for aggregate gross proceeds of approximately $14 million, before deducting offering expenses.

The debt consists of term loans under a credit agreement (the “Credit Agreement”) and comprises of three trenches: (a) $15 million to be funded at closing (the “Tranche 1 Loan”), (b) up to $20 million available after the closing date but prior to February 29, 2020 (the “Tranche 2 Loan”) and (c) up to $15 million available after the closing date (the “Tranche 3 Loan”). The Company shall be permitted to borrow the Tranche 2 Loan only following (i) the FDA’s approval of the Company’s NDA for FMX101 and listing of FMX101 in the FDA’s “Orange Book,” and (ii) such time at which the Company has secured arrangements with a third party for the commercial supply and manufacture of FMX101. The Company shall be permitted to borrow the Tranche 3 Loan only following the achievement of certain revenue targets.

Subject to any acceleration as provided in the Credit Agreement, including upon an event of default (as defined in the Credit Agreement), the credit facility will mature on July 29, 2024 and bear interest equal to the sum of (A) 8.25% (subject to increase in accordance with the terms of the Credit Agreement) plus (B) the greater of (x) the one-month LIBOR as of the second business day immediately preceding the first day of the calendar month or the date of borrowing (if such loan is not outstanding as of the first day of the calendar month), as applicable, and (y) 2.75%. A fee in an amount equal to 1.0% of the aggregate principal amount of all loans made on any given borrowing date shall be payable to the lenders.

The Credit Agreement is secured by a first-priority lien and security interest in substantially all of the Company’s tangible and intangible assets including intellectual property.

The Credit Agreement contains certain financial covenants, including that the Company (1) at all times prior to FDA approval of FMX101 maintain a minimum aggregate cash balance of $15 million; (2) at all times on or after the date of FDA approval of FMX101 maintain a minimum aggregate cash balance of $2.5 million; and (3) as of the last day of each fiscal quarter commencing on the fiscal quarter ending September 30, 2020, receive revenue for the trailing 12-month period in amounts set forth in the Credit Agreement, which range from $10.5 million for the fiscal quarter ending September 30, 2020 to $109.5 million for the fiscal quarter ending June 30, 2024.

FOAMIX PHARMACEUTICALS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(U.S. dollars in thousands, except share and per share amounts)

NOTE 8 - SUBSEQUENT EVENTS (continued):

Under the Credit Agreement, there are no required payments of principal amounts until July 2023.

In connection with the Credit Agreement, on Closing date, the Company issued to the lender warrants to purchase up to an aggregate of 1,100,000 of its Ordinary Shares, at an exercise price of $2.09 per share, which represents the 5-day volume weighted average price as of the trading day immediately prior to the closing. The warrants are exercisable immediately following the closing of the Credit Agreement and are due to expire on July 29, 2026.

Pursuant to the Securities Purchase Agreement, the Company agreed to issue and sell, in a registered offering, an aggregate of 6,542,057 shares of the Company’s Ordinary Shares, at a purchase price of $2.14 per share, representing the closing share price on the last trading day prior to signing, for aggregate gross proceeds of approximately $14 million, before deducting offering expenses.

The Company is currently evaluating the impact of these transactions on the consolidated financial statements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with (i) our condensed consolidated financial statements and the notes thereto included elsewhere in this quarterly report on Form 10-Q and (ii) our audited consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations included in our annual report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 28, 2019. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those referred in the section titled “Risk Factors,” set forth in Part II, Item 1A of this quarterly report on Form 10-Q, if any, and in our other SEC filings. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this report, speak only as of the date of this quarterly report on Form 10-Q (unless another date is indicated), and, except as required by law, we undertake no obligation to update or revise these statements in light of future developments.

Company Overview

We are a late clinical-stage specialty pharmaceutical company focused on developing and commercializing our proprietary, innovative and differentiated topical drug candidates for dermatological therapy. Our lead product candidate, FMX101 (4% minocycline foam), is being developed for the treatment of moderate-to-severe acne vulgaris, and our second product candidate, FMX103 (1.5% minocycline foam), is being developed for the treatment of moderate-to-severe papulopustular rosacea. Both product candidates were developed using our Molecule Stabilizing Technology (MST™), a proprietary foam platform designed to optimize the topical delivery of minocycline, an active pharmaceutical ingredient, or API, that is currently available only in oral form.

We announced positive top-line results from both of our Phase III clinical trials for each of FMX101 and FMX103 in the second half of 2018. We submitted our new drug application, or NDA, to the FDA for FMX101 in December 2018, and submitted an NDA for FMX103 in August 2019. In March 2019, we announced that the FDA accepted our NDA for FMX101 for review, with a targeted Prescription Drug User Fee Act, or PDUFA, action date of October 20, 2019. We cannot provide any assurances or predict with any certainty the schedule for which we will receive approval from the FDA with respect to FMX101 or FMX103, if at all. Despite the considerable U.S. market opportunities for acne and rosacea, we believe these markets are currently underserved and commonly treated by oral prescription products such as minocycline and doxycycline and various non-minocycline topical therapies. If approved, we believe FMX101 and FMX103 have the potential to provide first-in-class topical treatments for millions of people who suffer from their respective indications.

A main component of our corporate strategy is to develop and solidify a commercial presence in dermatology by obtaining FDA approval for, and launching our lead product candidates, FMX101 and FMX103, in the United States. We may also enter into partnerships with third parties to reach other geographic territories or therapeutic fields through their respective sales forces and infrastructure. Following the anticipated product launches of FMX101 and FMX103, we intend to expand our business into other dermatological indications and to diversify our product and commercial development beyond minocycline and the tetracycline class of antibiotics. We are currently developing additional foam and other topical products for acne, rosacea and other dermatological indications in vehicle platforms designed to enhance delivery of their respective APIs. We are also evaluating diversifying into synergistic technologies and specialties either on our own or through partnerships.

FMX101 is a product candidate containing micronized minocycline hydrochloride, an antibiotic in the tetracycline class, in a 4% concentration for the treatment of moderate-to-severe acne vulgaris. The active pharmaceutical ingredient is suspended in our Molecule Stabilizing Technology foam vehicle, an elegant, light-feeling topical foam that is easily spread across wide areas of the skin. In September 2018, we announced our third Phase III clinical trial of FMX101 (Study FX2017-22) met both of its co-primary endpoints, demonstrating a statistically significant reduction in the number of inflammatory lesions and a statistically significant improvement in treatment success, as measured by Investigator’s Global Assessment, or IGA, scores, a metric commonly used to measure efficacy in acne trials. These positive results followed the results from our initial two Phase III clinical trials of FMX101 that we announced in 2017, where both co-primary endpoints were met in one trial (Study FX2014-05) and one of the two co-primary endpoints showed statistical significance in the other trial (Study FX2014-04). We embarked on our third Phase III trial (Study FX2017-22) following a Type B meeting with the FDA in which the FDA confirmed that replicating the results of Study FX2014-05 would support an efficacy claim for FMX101. In addition to the positive Study FX2017-22 efficacy results, very few adverse events (and no treatment-related serious adverse events) were observed both in Study FX2017-22 and in the 40-week open label safety portion of Studies FX2014-04 and FX2014-05 that we concluded in January 2018.

On March 7, 2019, we announced that the FDA accepted for review our NDA for FMX101 and set October 20, 2019 as the targeted PDUFA action date. In April 2019, the FDA conducted a pre-approval inspection of our U.S. offices in conjunction with its review of our NDA for FMX101 and made some minor inspectional observations that have been addressed. We do not believe these minor observations will adversely impact the FDA’s review of our NDA for FMX101. We are seeking approval of FMX101 for the treatment of inflammatory lesions of non-nodular moderate-to-severe acne vulgaris in patients nine years of age and older. Our NDA submission includes the previously communicated results from our two Phase III pivotal trials, Studies FX2014-05 and FX2017-22, and also incorporates information on chemistry manufacturing and controls, and data from non-clinical toxicology studies on FMX101.

FMX103 is a product candidate also containing micronized minocycline hydrochloride suspended in our Molecule Stabilizing Technology vehicle, at a lower 1.5% concentration, for the treatment of moderate-to-severe papulopustular rosacea. In November 2018, we announced that both of our Phase III clinical trials for FMX103 (Studies FX2016-11 and FX2016-12) met each of their co-primary endpoints, demonstrating a statistically significant reduction in inflammatory lesion counts and approximately 50% of patients experienced treatment success as assessed by IGA scores. There were very few reported adverse events and no treatment-related serious adverse events observed in these Phase III clinical trials, as well as in the 40-week open label safety extension (Study FX2016-13) that was completed in February 2019.

We developed FMX101 and FMX103 using our proprietary Molecule Stabilizing Technology foam-based technology platform that was optimized for delivery of minocycline hydrochloride, a characteristically unstable small molecule, through the skin. We are currently developing in-house a pipeline of other innovative product candidates to enhance our minocycline platform, including FCD105, a product candidate for the treatment of acne vulgaris that is comprised of minocycline 3% and adapalene 0.3%. We expect to begin our Phase II clinical trial to evaluate the efficacy and safety of this topical combination foam (Study FX2016-40) in the third quarter of 2019. We are also currently reviewing potential acquisitions of pipeline products at various stages of development that could be incorporated into our vehicle for optimized delivery.

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

We continue to be an “emerging growth company,” as defined in Section 2(a) of the Securities Act and as modified by the JOBS Act. As such, we are eligible to, and take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not “emerging growth companies,” such as not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We will remain an emerging growth company until the earliest of: (i) the last day of our fiscal year during which we have total annual gross revenues of at least $1.07 billion; (ii) the last day of our fiscal year following the fifth anniversary of the closing of our initial public offering, specifically, December 31, 2019; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act with at least $700 million of equity securities held by non-affiliates. In connection with (ii) above, as of the year ending December 31, 2019, we will cease to be an “emerging growth company.” As a result, beginning with our Annual Report on Form 10-K for the year ending December 31, 2019, we will be subject to Section 404(b) of the Sarbanes-Oxley Act of 2002, which requires that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting.

We are also currently a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.  In the event we are still a smaller reporting company when we cease being an emerging growth company, we will be able to continue to take advantage of certain reduced or scaled disclosure requirements, for as long as we continue to have smaller reporting company status.

Key Developments

Below is a summary of selected key developments affecting our business that have occurred since March 31, 2019:

•	On April 2, 2019, we announced that, together with LEO Pharma, we settled a Hatch-Waxman litigation matter with Perrigo, relating to Finacea.

•
At our annual general meeting of our shareholders that took place on April 10, 2019, our shareholders approved, among other things, (a) our 2019 Equity Incentive Plan, or the 2019 EIP, a summary of which was set forth under “Proposal 4 – Approval of the Company’s 2019 Equity Incentive Plan” on pages 21-29 of our definitive proxy statement filed with the SEC on March 11, 2019, or the Proxy Statement, and (b) our 2019 Employee Share Purchase Plan, or the 2019 ESPP, a summary of which was set forth under “Proposal 5 – Approval of the Company’s 2019 Employee Share Purchase Plan” on pages 30-34 of the Proxy Statement.  We have reserved a total of 6,000,000 Ordinary Shares for grant under our 2019 EIP (in addition to the unallocated Ordinary Shares that remained available for grant under our 2015 Israeli Share Incentive Plan) and 5,400,000 Ordinary Shares for issuance under our 2019 ESPP.

•
In April 2019, our partner, LEO, informed us that the API in batches of Finacea produced by the contract manufacturer have failed to meet the required specifications for the finished product. As a result, LEO has not been able to manufacture the Finacea product for sale, which, in turn, stopped the royalty payments from LEO to us. As a result, we had no revenues in the three months ended June 30, 2019, compared to revenue of $1.0 million in the three months ended June 30, 2018. LEO has informed us that they are working diligently to address the issue in order to be able to produce sufficient supply of the finished product to meet the demand for Finacea in the market. We do not know when the production of Finacea will resume. This supply chain issue for Finacea is not related to the manufacturing, production or supply of any of our other products or product candidates, including FMX101 and FMX103.

•
On July 29, 2019, we entered into a Credit Agreement and Guaranty, or the Credit Agreement, with Foamix Pharmaceuticals Inc., lenders from time to time party thereto, the subsidiary guarantors from time to time party thereto, or the Subsidiary Guarantors, and Perceptive Credit Holdings II, LP, or Perceptive, as administrative agent, that provides a senior secured delayed draw term loan facility in an aggregate principal amount of up to $50.0 million, the Term Loan, for general corporate purposes. The Term Loan is comprised of three tranches: (a) $15.0 million funded at closing, (b) up to $20.0 million available after the closing date but prior to February 29, 2020, or the Tranche 2 Loan, and (c) up to $15.0 million available after the closing date, or the Tranche 3 Loan. We shall be permitted to borrow the Tranche 2 Loan only following (i) the FDA’s approval of our NDA for FMX101 and listing of FMX101 in the FDA’s “Orange Book,” and (ii) such time at which we or one of our subsidiaries has secured arrangements with a third party for the commercial supply and manufacture of FMX101. We shall be permitted to borrow the Tranche 3 Loan only following the achievement of certain revenue targets. Subject to any acceleration as provided in the Credit Agreement, including upon an event of default (as defined in the Credit Agreement), the credit facility will mature on July 29, 2024.

As consideration for the Credit Agreement, we issued, on the closing date of the Term Loan, a warrant to purchase Ordinary Shares to each of Perceptive and OrbiMed Partners Master Fund Limited, LP, or the Warrants. The Warrants have an exercise price of $2.09 per share, which is equal to the trailing 5-day volume weighted average price of our Ordinary Shares on the trading day immediately prior to the closing date.  The Warrants are exercisable for a total of 1,100,000 Ordinary Shares and have an expiration date of July 29, 2026.

In addition, on July 29, 2019, we entered into a Securities Purchase Agreement, or the Purchase Agreement, with an affiliate of Perceptive, pursuant to which we agreed to issue and sell to such affiliate of Perceptive, in a registered offering, an aggregate of 6,542,057 of our Ordinary Shares, or the Shares, at a purchase price of $2.14 per share, representing the closing share price on the last trading day prior to signing, for aggregate gross proceeds of approximately $14 million, before deducting offering expenses. Under the terms of the Purchase Agreement, the Shares were offered pursuant to our effective Registration Statement on Form S-3 (File No. 333-224084).  Perceptive agreed to a lock-up period for 60 days from the date of the Purchase Agreement, during which time Perceptive agreed not to sell the Shares, enter into any derivative transactions with respect to the Shares or publicly disclose the intention to do any of the foregoing, in each case without our prior written consent.

•	On August 5, 2019, we announced that we submitted our NDA to the FDA seeking approval for FMX103 for the treatment of moderate-to-severe papulopustular rosacea.

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

As of June 30, 2019, we generated cumulative revenues of approximately $32.0 million under development and license agreements, of which approximately $18.4 million were development service payments, approximately $3.1 million were contingent payments and $10.5 million were royalty payments. The royalties were paid in relation to Finacea, the prescription foam product that we developed in collaboration with Bayer. In the six months ended June 30, 2019, we received or became entitled to receive royalty payments in the amount of $0.3 million. We may become entitled to additional contingent payments in the future, subject to achievement of the applicable clinical results by our other licensees. However, in light of the current phase of development and associated milestone schedules under these agreements, we do not expect to receive significant payments in the near term, if at all.

Cost of Revenues

There was no cost of revenues recorded for the three and six months ended June 30, 2019 and 2018, as revenues consist almost entirely of royalties, which do not bear related cost of revenue.

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

Our research and development expenses relate primarily to the development of FMX101 and FMX103. From January 1, 2007 until June 30, 2019, we cumulatively spent approximately $192.8 million on research and development of FMX101, FMX103 and our other product candidates. Our total research and development expenses for the three-month periods ended June 30, 2019 and 2018 were approximately $12.6 and $16.8 million, respectively. Our total research and development expenses for the six-month periods ended June 30, 2019 and 2018 were approximately $23.4 and $39.7 million, respectively. We charge all research and development expenses to operations as they are incurred. We expect research and development expenses to lessen in the near term due to the completion of our Phase III clinical trials for FMX101 and FMX103.

The successful development of our product candidates is highly uncertain. While we have filed  NDAs for FMX101 and FMX103, we cannot provide any assurances or predict with any certainty the schedule on which we will, if at all, receive approval from the FDA with respect to either of FMX101 and FMX103. As such, at this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of our technology for additional indications. This uncertainty is due to numerous risks and variables associated with developing products, including the uncertainty of:

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

Research and development expenses consist primarily of:

•	employee-related expenses, including salaries, benefits and related expenses, including share-based compensation expenses;

•	expenses incurred under agreements with third parties, including subcontractors, suppliers and consultants that conduct regulatory activities, clinical trials and preclinical studies;

•	expenses incurred to acquire, develop and manufacture clinical trial materials;

•	facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance, and other operating costs;

•	other costs associated with preclinical and clinical activities and regulatory operations; and

•	materials and manufacturing costs related to commercial production.

Selling, general and administrative expenses

Our selling, general and administrative expenses consist principally of:

•	employee-related expenses, including salaries, benefits and related expenses, including share-based compensation expenses;

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

As part of our growth strategy, we have begun building up our dedicated U.S. commercial and business development team and infrastructure, and we intend to further increase such U.S. infrastructure, as well as expand our commercial efforts in new markets. We therefore expect selling and marketing expenses to increase in absolute terms as a percentage of our revenues. Our total selling, general and administrative expenses for the three months ended June 30, 2019 and 2018 were approximately $6.8 and $2.9 million, respectively, and for the six months ended June 30, 2019 and 2018 were approximately $12.1 and $6.7 million, respectively.

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

Comparison of the Three-Month Periods Ended June 30, 2019 and 2018

Revenues

We had no revenues for the three months ended June 30, 2019, representing a decrease of $1.0 million, or 100%, compared to revenues of $1.0 million for the three months ended June 30, 2018. The decrease for the three months ended June 30, 2019 is due to the failure of the API  contract manufacturer hired by LEO, who assumed a license agreement we originally entered into with Bayer, to meet the required specifications for the finished product of Finacea, which resulted in the inability of LEO to manufacture the Finacea product for sale, which, in turn, halted the royalty payments owed to us by LEO. LEO has informed us that they are working diligently to address the issue in order to be able to produce supply of the finished product. This supply chain issue for Finacea is not related to the manufacturing, production or supply of any of our other products or product candidates, including FMX101 and FMX103.

Cost of revenues

There was no cost of revenues for the three-month period ended June 30, 2019 as we had no revenues during this period. During the three-month period ended June 30, 2018 our revenues consisted entirely of royalties, which bear no related costs.

Research and development expenses

Our research and development expenses for the three months ended June 30, 2019 were $12.6 million, representing a decrease of $4.2 million, or 25%, compared to $16.8 million for the three months ended June 30, 2018. The decrease in research and development expenses resulted primarily from a decrease of $6.0 million in clinical trial expenses due to the completion of FMX101 and FMX103 clinical trials, offset by an increase of $0.5 million in payroll and payroll-related expenses due to an increase in headcount and salaries, and $0.9 million increase in consulting expenses.

Research and development expenses for the three months ended June 30, 2019 included expenses related to materials, in the amount of $1.2 million, purchased for manufacturing of commercial products. If we obtain regulatory approval for our product candidates, we anticipate that these types of costs will be capitalized as inventory.

Selling, general and administrative expenses

Our selling, general and administrative expenses for the three months ended June 30, 2019 were $6.8 million, representing an increase of $3.9 million, or 134%, compared to $2.9 million for the three months ended June 30, 2018. The increase in selling, general and administrative expenses resulted primarily from an increase of $2.5 million in expenses mostly related to pre-commercialization activities and market research, in addition to an increase of $1.4 million in payroll and payroll-related expenses due to increase in headcount.

Operating loss

Our operating loss for the three-month period ended June 30, 2019 was $19.4 million, compared to an operating loss of $18.8 million for the three-month period ended June 30, 2018, representing an increase of $0.6 million, or 3%.

Finance income

In the three-month periods ended June 30, 2019 and 2018, our financial income included mostly gains from marketable securities and interest earned on our bank deposits.

The finance expenses (income) by cash and non-cash components are as follows:

	Three Months Ended June 30,
	2019	2018
	(in thousands of U.S. dollars)
Interest on bank deposits	$(162)	$(97)
Gain from marketable securities, net	(306)	(113)
Non-cash foreign exchange gain, net	-	(75)
Total income	(468)	(285)
Less:
Other expenses	5	6
Non-cash foreign exchange loss, net	97	-
Total expenses	102	6
Finance income, net	$(366)	$(279)

Taxes on income

  During the three-month period ended June 30, 2019 we had no tax expense, as compared to expenses of $0.1 million during the three-month period ended June 30, 2018.

Net Loss

Our net loss for the three-month period ended June 30, 2019 was $19.0 million, as compared to $18.6 million for the three-month period ended June 30, 2018, representing an increase of $0.4 million, or 2%.

Comparison of the Six-Month Periods Ended June 30, 2019 and 2018

Revenues

Our total revenues decreased by $1.6 million, or 84%, to $0.3 million for the six months ended June 30, 2019, compared to $1.9 million for the six months ended June 30, 2018. The decrease for the three months ended June 30, 2019 is due to the failure of the API contract manufacturer hired by LEO, who assumed a license agreement we originally entered into with Bayer, to meet the required specifications for the finished product of Finacea, which resulted in the inability of LEO to manufacture the Finacea product for sale, which, in turn, halted the royalty payments owed to us by LEO. LEO has informed us that they are working diligently to address the issue in order to be able to produce supply of the finished product. This supply chain issue for Finacea is not related to the manufacturing, production or supply of any of our other products or product candidates, including FMX101 and FMX103.

Cost of revenues

There was no cost of revenues for the six-month periods ended June 30, 2019 and 2018, as revenues consisted almost entirely of royalties, which bear no related cost of revenue.

Research and development expenses

Our research and development expenses for the six months ended June 30, 2019 were $23.4 million, representing a decrease of $16.3 million, or 41%, compared to $39.7 million for the six months ended June 30, 2018. The decrease in research and development expenses resulted primarily from a decrease of $19.3 million in clinical trial expenses due to the completion of FMX101 and FMX103 clinical trials, offset by an increase of $1.0 million in payroll and payroll-related expenses due to an increase in headcount and salaries, and $1.6 million increase in consulting expenses.

Research and development expenses for the six months ended June 30, 2019 include expenses relating to materials, in the amount of $1.2 million, purchased for manufacturing of commercial products. If we obtain regulatory approval for our product candidates, we anticipate that these types of costs will be capitalized as inventory.

Selling, general and administrative expenses

Our selling, general and administrative expenses for the six months ended June 30, 2019 were $12.1 million, representing an increase of $5.4 million, or 81%, compared to $6.7 million for the six months ended June 30, 2018. The increase in selling, general and administrative expenses resulted primarily from an increase of $3.9 million in expenses mostly related to pre-commercialization activities and market research in addition to an increase of $1.5 million in payroll and payroll-related expenses due to increase in headcount.

Operating loss

Our operating loss for the six-month period ended June 30, 2019 was $35.2 million, compared to an operating loss of $44.5 million for the six-month period ended June 30, 2018, representing a decrease of $9.3 million, or 21%.

Finance income

In the six-month periods ended June 30, 2019 and 2018, our financial income included mostly gains from marketable securities and interest earned on our bank deposits.

The finance expenses (income) by cash and non-cash components are as follows:

	Six months ended June 30,
	2019	2018
	(in thousands of U.S. dollars)
Interest on bank deposits	$(341)	$(154)
Gain from marketable securities, net	(663)	(219)
Total income	(1,004)	(373)
Less:
Other expenses	9	9
Non-cash foreign exchange loss, net	125	12
Total expenses	134	21
Finance income, net	$(870)	$(352)

Taxes on income

During the six-month periods ended June 30, 2019 and 2018, we incurred tax income of $0.2 million and tax expenses of $0.5 million, respectively. The tax income recognized during the six months ended June 30, 2019 related to the reversal of a provision for uncertain tax positions.

Net Loss

Our net loss for the six months ended June 30, 2019 was $34.2 million, compared to $44.6 million for the six months ended June 30, 2018, representing a decrease of $10.4 million, or 23%.

Sources of liquidity

Since inception, we have incurred losses from operations and negative cash flows from our operations. For the six months ended June 30, 2019, we incurred a net loss of $34.2 million, which included $29.4 million used for operating activities. For the six months ended June 30, 2018, we incurred a net loss of $44.6 million, which included $36.5 million used for operating activities.

As of June 30, 2019 and June 30, 2018, we had a working capital surplus of $57.7 million and $41.1 million, respectively, and an accumulated deficit of $249.6 million and $185.9 million, respectively.

Our principal source of liquidity as of June 30, 2019 consisted of cash and investments of $70.0 million.

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

On September 18, 2018, we completed an additional follow-on offering under our effective shelf registration statement in which we sold 11,670,000 Ordinary Shares at a price of $6.0 per share, raising net proceeds, after expenses and underwriter commissions, of approximately $65.6 million. After the closing of the offering, the underwriters exercised an option to purchase 1,750,500 additional Ordinary Shares at the per share price of the offering. The proceeds from the exercise of the option, net of expenses and underwriter commissions, were approximately $9.8 million, bringing the total net proceeds from the offering to approximately $75.4 million.

On July 29, 2019, we entered into a Credit Agreement with several parties including Perceptive as administrative agent, that provides us with a senior secured delayed draw term loan facility in an aggregate principal amount of up to $50.0 million in several tranches and subject to our achievement of certain conditions, milestones and revenue targets. For further details see “Key Developments” above.

In addition, on July 29, 2019 we entered into a Purchase Agreement with an affiliate of Perceptive, pursuant to which we agreed to issue and sell to an affiliate of Perceptive, in a registered offering, an aggregate of 6,542,057 of our Ordinary Shares at a purchase price of $2.14 per share for aggregate gross proceeds of approximately $14 million, before deducting offering expenses. For further details see “Key Developments” above.

We anticipate that our existing cash and investments, along with the funding raised in July 2019, we will be able to fund our planned operating expenses and capital expenditure requirements through the third quarter of 2020. These planned expenses include: (a) pre-commercialization and launch preparations for FMX101 and FMX103, assuming we receive regulatory approval, (b) certain pipeline development activities, and (c) other general corporate expenses. We expect we will need additional funding to support our operating expenses and capital requirements during the fourth quarter of 2020 and beyond, including with regard to the commercialization of any of our product candidates if they are granted regulatory approval, and to fund our internal and external research and development efforts. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Capital Resources

Overview

To date, we have financed our operations through private and public placements of our Ordinary Shares, convertible loans and through fees, cost reimbursements and royalties received from our licensees.

From inception through June 30, 2019 we have received net cash proceeds of approximately $280.1 million from the issuance of Ordinary Shares, preferred shares, exercise of options and warrants and from convertible loans.

Cash flows

The following table summarizes our statement of cash flows for the six-month periods ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
	(in thousands of U.S. dollars)
Net cash (used in) / provided by:
Operating activities	$(29,361)	$(36,522)
Investing activities	40,512	15,311
Financing activities	$18	$16,981

Net cash used in operating activities

The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and measurements and changes in components of working capital. Adjustments to net income for non-cash items mainly include depreciation and amortization and share-based compensation.

Net cash used in operating activities was $29.4 million in the six months ended June 30, 2019, compared to $36.5 million in the six months ended June 30, 2018. The decrease was attributable to the decrease in activity related to clinical trials.

Net cash provided by investing activities

Net cash provided by investing activities was $40.5 million in the six months ended June 30, 2019, compared to $15.3 million in the six months ended June 30, 2018. The increase in investing activities was attributable primarily to an increase in proceeds from the sale and maturity of marketable securities and bank deposits.

Net cash provided by financing activities

There were $18,000 provided by financing activities in the six months ended June 30, 2019, compared to $17 million in the six months ended June 30, 2018. The decrease was attributable to the occurrence of the OrbiMed offering in April 2018.

Cash and funding sources

The table below summarizes our main sources of financing for the six-month periods ended June 30, 2019 and 2018:

	Proceeds from our direct public offerings(1)	Proceeds from issuance of Ordinary Shares	Payments from licensees	Total
	(in thousands of U.S. dollars)
June 30, 2019	$-	$18	$1,066	$1,084
June 30, 2018	$16,131	$850	$1,833	$18,814
___________________________
(1)Net of issuance costs.

Our sources of financing in the six months ended June 30, 2019 totaled $1.1 million and consisted mainly of payments from licensees.

Our sources of financing in the six months ended June 30, 2018 totaled approximately $18.8 million and consisted primarily of $16.1 million of net proceeds from our April 2018 Securities Purchase Agreement with OrbiMed and $1.8 million of payments from licensees.

We have no ongoing material financial commitments (such as lines of credit) that may affect our liquidity over the next five years other than our commitments under the Credit Agreement.

Funding requirements

We anticipate that our existing cash and investments, along with the funding raised in July 2019, we will be able to fund our planned operating expenses and capital expenditure requirements through the third quarter of 2020. These planned expenses include: (a) pre-commercialization and launch preparations for FMX101 and FMX103, assuming we receive regulatory approval, (b) certain pipeline development activities, and (c) other general corporate expenses. We expect we will need additional funding to support our operating expenses and capital requirements during the fourth quarter of 2020 and beyond, including with regard to the commercialization of our product candidates and to fund our internal and external research and development efforts. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

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

Our capital expenditures for the six-month periods ended June 30, 2019 and 2018 amounted to $0.5 million and $0.3 million, respectively. During the six months ended June 30, 2019, these expenditures were primarily related to laboratory equipment and leasehold improvements.

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any off-balance sheet arrangements.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to company management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and regulations promulgated thereunder) as of June 30, 2019. Based on such evaluation, those officers have concluded that, as of June 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time, we may become involved in litigation or other legal proceedings relating to claims that we consider to be arising from the ordinary course of our business. There are currently no claims or actions pending against us that, in the opinion of our management, are likely to have a material effect on our business.

ITEM 1A. Risk Factors

Except as set forth below, there have been no material changes from the risk factors disclosed in “Part I, Item 1A—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on February 28, 2019.

Our Credit Agreement subjects us to various financial and other restrictive covenants. These restrictions may limit our operational or financial flexibility and could subject us to potential defaults under our Credit Agreement.

On July 29, 2019, we entered into a Credit Agreement and Guaranty, or the Credit Agreement, with Foamix Pharmaceuticals Inc., lenders from time to time party thereto, the subsidiary guarantors from time to time party thereto, or the Subsidiary Guarantors, and Perceptive Credit Holdings II, LP, as administrative agent, that provides a senior secured delayed draw term loan facility in an aggregate principal amount of up to $50.0 million. The Credit Agreement contains financial and other restrictive covenants that limit the ability of us, Foamix Pharmaceuticals Inc. and the Subsidiary Guarantors, among other things, to incur new indebtedness; create liens on assets; engage in certain fundamental corporate changes, such as mergers or acquisitions, or changes to business activities; make certain investments or payments; or pay dividends. The Credit Agreement also contains certain financial covenants, including that we, Foamix Pharmaceuticals Inc. and the Subsidiary Guarantors must (1) at all times prior to FDA approval of FMX101 maintain a minimum aggregate cash balance of $15 million; (2) at all times on or after the date of FDA approval of FMX101 maintain a minimum aggregate cash balance of $2.5 million; and (3) as of the last day of each fiscal quarter commencing on the fiscal quarter ending September 30, 2020, receive revenue for the trailing 12-month period in amounts set forth in the Credit Agreement, which range from $10.5 million for the fiscal quarter ending September 30, 2020 to $109.5 million for the fiscal quarter ending June 30, 2024.

The restrictive covenants in the Credit Agreement may limit our ability to plan for or react to market conditions, meet capital needs or otherwise restrict our activities or business plans and adversely affect our ability to finance our operations, enter into acquisitions or to engage in other business activities that could be in our interest. Our ability to comply with these financial covenants can be affected by events beyond our control and we may not be able to do so. If we are unable to remain in compliance with the restrictive covenants of the Credit Agreement, then amounts outstanding thereunder may be accelerated and become due immediately. Any such acceleration could have a material adverse effect on our financial condition and results of operations.

Our debt obligations and any future debt obligations expose us to risks that could adversely affect our business, operating results, overall financial condition and may result in further dilution to our stockholders.

The Credit Agreement has a borrowing capacity of up to $50.0 million, of which $15.0 million of borrowings were outstanding as of August 1, 2019. In addition, as described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Developments,” we may incur additional debt under the Credit Agreement if we meet certain regulatory and commercial milestones. Our current and any future indebtedness, including under the Credit Agreement, could have an adverse impact on our business or operations. For example, it could:

•	limit our flexibility in planning for the approval and marketing of FMX101 and FMX103, as well as the development of our other pipeline product candidates;

•	place us at a competitive disadvantage compared to any of our competitors that are less leveraged than we are;

•	increase our vulnerability to both general and industry-specific adverse economic conditions; and

•	limit our ability to obtain additional funds for working capital, capital expenditures, acquisitions, general corporate and other purposes.

Any current or future indebtedness that we incur, including under the Credit Agreement, will require us to make certain interest and principal payments. Our ability to make payments on this indebtedness depends on our ability to generate cash in the future. We expect to experience negative cash flow for the foreseeable future as we fund our operations and capital expenditures. There can be no assurance we will be in a position to repay this indebtedness when due or obtain extensions to the maturity date. In order to repay these obligations when due, we may be required to sell assets, to refinance all or a portion of such indebtedness or to obtain additional financing, including on terms that are not acceptable to us. If that additional financing involves the sale of equity securities or convertible securities, it would result in the issuance of additional shares of our capital stock, which would result in dilution to our shareholders.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None

ITEM 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description Of Document	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Articles of Association of Foamix Pharmaceuticals Ltd.	10-Q	001-36621	3.1	May 7, 2019
10.1#	Amendment to offer letter agreement between Foamix Pharmaceuticals Inc. and Mutya Harsch	10-Q	001-36621	10.2	May 7, 2019
10.2#	Form of amendment to employment agreement between Foamix Pharmaceuticals Ltd. and Ilan Hadar	10-Q	001-36621	10.3	May 7, 2019
10.3#	Foamix Pharmaceuticals Ltd. 2019 Equity Incentive Plan	8-K	001-36621	10.1	April 11, 2019
10.4#	Form of U.S. Share Option Grant Notice and Option Agreement under the Foamix Pharmaceuticals Ltd. 2019 Equity Incentive Plan	10-Q	001-36621	10.4	May 7, 2019
10.5#	Form of U.S. Restricted Share Unit Grant Notice and Restricted Share Unit Award Agreement under the Foamix Pharmaceuticals Ltd. 2019 Equity Incentive Plan	10-Q	001-36621	10.5	May 7, 2019
10.6#	Forms of Israeli Share Option Agreement, Share Option Grant Notice, Restricted Share Unit Grant Notice and Restricted Share Unit Award Agreement under the Foamix Pharmaceuticals Ltd. 2019 Equity Incentive Plan.	S-8	333-230942	99.3	April 18, 2019
10.7#	Foamix Pharmaceuticals Ltd. 2019 Employee Share Purchase Plan	8-K	001-36621	10.2	April 11, 2019
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Document					X
101.LAB	XBRL Taxonomy Extension Label Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

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

FOAMIX PHARMACEUTICALS LTD.

Date: August 7, 2019	By:	/s/ David Domzalski
David Domzalski
Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2019	By:	/s/ Ilan Hadar
Ilan Hadar
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)