Form 10-Q
period 2019-09-30
Foamix Pharmaceuticals Ltd.
filed 2019-11-12
CIK 1606645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from __________ to __________

Commission file number: 001-36621

Foamix Pharmaceuticals Ltd.
(Exact name of registrant as specified in its charter)

Israel	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 Holzman Street, Weizmann Science Park Rehovot, Israel	7670402
(Address of principal executive offices)	(Zip Code)

+972-8-9316233
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares, par value NIS 0.16 per share	FOMX	The Nasdaq Stock Market LLC

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

Yes ☐          No ☒

The total number of shares outstanding of the registrant’s ordinary shares, par value NIS 0.16 per share, as of November 4, 2019, was 61,253,788.

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

References to the “SEC” are to the U.S Securities and Exchange Commission;

References to the “Securities Act” are to the Securities Act of 1933, as amended; and

References to “U.S. dollars” and “$” are to currency of the United States of America, and references to “NIS” are to New Israeli Shekels.

PART I - FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

FOAMIX PHARMACEUTICALS LTD.

UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2019

The amounts are stated in US dollars in thousands (except for share and per share data)

FOAMIX PHARMACEUTICALS LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

 (U.S. dollars in thousands, except share data)
(Unaudited)

	September 30	December 31
	2019	2018

A s s e t s
CURRENT ASSETS:
Cash and cash equivalents	$40,534	$27,868
Restricted cash	250	250
Short term bank deposits	19,141	24,047
Investment in marketable securities (Note 4)	15,333	46,669
Restricted investment in marketable securities (Note 4)	288	268
Accounts receivable:
Trade	-	1,066
Other	979	999
TOTAL CURRENT ASSETS	76,525	101,167

NON-CURRENT ASSETS:
Investment in marketable securities (Note 4)	-	150
Restricted investment in marketable securities (Note 4)	143	133
Property and equipment, net	2,809	2,235
Operating lease right of use assets (Note 7)	1,947	-
Other	159	46
TOTAL NON-CURRENT ASSETS	5,058	2,564

TOTAL ASSETS	$81,583	$103,731

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOAMIX PHARMACEUTICALS LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

 (U.S. dollars in thousands, except share data)
(Unaudited)

September 30	December 31
2019	2018

Liabilities and shareholders’ equity
CURRENT LIABILITIES:
Accounts payable and accruals:
Trade	$7,357	$6,327
Operating lease liabilities (Note 7)	1,136	-
Other	4,877	4,141
TOTAL CURRENT LIABILITIES	13,370	10,468

LONG-TERM LIABILITIES:
Liability for employee severance benefits	419	367
Operating lease liabilities (Note 7)	870	-
Long-term debt (Note 5)	12,939	-
Other liabilities	456	714
TOTAL LONG-TERM LIABILITIES	14,684	1,081
TOTAL LIABILITIES	28,054	11,549
COMMITMENTS (Note 7)
SHAREHOLDERS' EQUITY:
Ordinary Shares, NIS- 0.16 par value - authorized: 135,000,000 and 90,000,000 Ordinary Shares as of September 30, 2019 and December 31, 2018, respectively; issued and outstanding: 61,121,087 and 54,351,140 Ordinary Shares as of September 30, 2019 and December 31, 2018, respectively	2,638	2,331
Additional paid-in capital	323,657	305,303
Accumulated deficit	(272,767)	(215,409)
Accumulated other comprehensive loss	1	(43)
TOTAL SHAREHOLDERS' EQUITY	53,529	92,182
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$81,583	$103,731

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOAMIX PHARMACEUTICALS LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (U.S. dollars in thousands, except share and per share data)
(Unaudited)

Nine months ended September 30		Three months ended September 30
2019	2018	2019	2018

REVENUES (Note 8)	$308	$2,735	$-	$865

OPERATING EXPENSES:
Research and development	35,856	52,809	12,452	13,142
Selling, general and administrative	22,894	10,019	10,747	3,309
TOTAL OPERATING EXPENSES	58,750	62,828	23,199	16,451
OPERATING LOSS	58,442	60,093	23,199	15,586
FINANCE INCOME, net	(908)	(471)	(38)	(119)
LOSS BEFORE INCOME TAX	57,534	59,622	23,161	15,467
INCOME TAX	(176)	463	-	13
NET LOSS FOR THE PERIOD	$57,358	$60,085	$23,161	$15,480

LOSS PER SHARE BASIC AND DILUTED	$1.05	$1.50	$0.41	$0.38

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING USED IN COMPUTATION OF BASIC AND DILUTED LOSS PER SHARE IN THOUSANDS	54,420	39,932	55,984	40,873

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOAMIX PHARMACEUTICALS LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

 (U.S. dollars in thousands)
(Unaudited)

Nine months ended September 30		Three months ended September 30
2019	2018	2019	2018

NET LOSS	$57,358	$60,085	$23,161	$15,480
OTHER COMPREHENSIVE LOSS (INCOME):
Net unrealized gains from marketable securities	(41)	(44)	(1)	(34)
Losses on marketable securities reclassified into net loss	-	(5)	-	(3)
Net unrealized losses (gains) on derivative financial instruments	(3)	68	(1)	(13)
losses on derivative financial instruments reclassified into net loss	-	(55)	-	(20)
TOTAL OTHER COMPREHENSIVE INCOME	(44)	(36)	(2)	(70)
TOTAL COMPREHENSIVE LOSS	$57,314	$60,049	$23,159	$15,410

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOAMIX PHARMACEUTICALS LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(U.S. dollars in thousands, except share data)
(Unaudited)

	Ordinary shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive Income (loss)	Total
	Number of shares	Amounts	Amounts
BALANCE AT JANUARY 1, 2018	37,498,128	$1,576	$208,364	$(141,281)	$(58)	$68,601
Impact of initial adoption of new accounting standards, as previously reported	-	-	-	35	(35)	-
CHANGES DURING THE PERIOD:
Comprehensive loss	-	-	-	(60,085)	36	(60,049)
Issuance of ordinary shares through a public offering, net of $5,175 issuance costs	13,420,500	599	74,749	-	-	75,348
Issuance of ordinary shares through a securities purchase agreement, net of $39 issuance costs	2,940,000	134	15,997	-	-	16,131
Exercise of warrants	178,468	8	832	-	-	840
Exercise of options and restricted share units	233,078	10	33	-	-	43
Share-based compensation (Note 6)	-	-	4,144	-	-	4,144
BALANCE AT SEPTEMBER 30, 2018	54,270,174	$2,327	$304,119	$(201,331)	$(57)	$105,058

BALANCE AT JANUARY 1, 2019	54,351,140	$2,331	$305,303	$(215,409)	$(43)	$92,182
CHANGES DURING THE PERIOD:
Comprehensive loss	-	-	-	(57,358)	44	(57,314)
Issuance of ordinary shares and warrants, net of $359 issuance costs (Note 5 and 6)	6,542,057	297	14,714	-	-	15,011
Exercise of options and restricted share units	227,890	10	34	-	-	44
Share-based compensation (Note 6)	-	-	3,606	-	-	3,606
BALANCE AT SEPTEMBER 30, 2019	61,121,087	$2,638	$323,657	$(272,767)	$1	$53,529

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOAMIX PHARMACEUTICALS LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(U.S. dollars in thousands, except share data)
(Unaudited)

	Ordinary shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive Income (loss)	Total
	Number of shares	Amounts	Amounts
BALANCE AT JULY 1, 2018	40,693,479	$1,721	$228,154	$(185,851)	$(127)	$43,897
CHANGES DURING THE PERIOD:
Comprehensive loss	-	-	-	(15,480)	70	(15,410)
Issuance of ordinary shares through a public offering, net of $5,175 issuance costs	13,420,500	599	74,749	-	-	75,348
Exercise of options and restricted share units	156,195	7	26	-	-	33
Share-based compensation (Note 6)	-	-	1,190	-	-	1,190
BALANCE AT SEPTEMBER 30, 2018	54,270,174	$2,327	$304,119	$(201,331)	$(57)	$105,058

BALANCE AT JULY 1, 2019	54,455,969	$2,336	$307,653	$(249,606)	$(1)	$60,382
CHANGES DURING THE PERIOD:
Comprehensive loss	-	-	-	(23,161)	2	(23,159)
Issuance of ordinary shares and warrants, net of $359 issuance costs (Note 5 and 6)	6,542,057	297	14,714	-	-	15,011
Exercise of options and restricted share units	123,061	5	21	-	-	26
Share-based compensation (Note 6)	-	-	1,269	-	-	1,269
BALANCE AT SEPTEMBER 30, 2019	61,121,087	$2,638	$323,657	$(272,767)	$1	$53,529

The accompanying notes are an integral part of these unaudited condensed consolidated financial statement

FOAMIX PHARMACEUTICALS LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)
(Unaudited)

Nine months ended September 30
2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$57,358	$60,085
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	256	243
Loss from disposal and sale of fixed assets	7	39
Changes in marketable securities and bank deposits, net	(269)	165
Changes in accrued liability for employee severance benefits, net of retirement fund profit	52	(57)
Share-based compensation	3,606	4,144
Non-cash finance expenses, net	85	20
Changes in operating asset and liabilities:
Decrease (increase) in trade and other receivables	1,086	(756)
Increase in other non-current assets	(124)	(12)
Increase (decrease) in accounts payable and accruals	1,511	(1,467)
Net cash used in operating activities	(51,148)	(57,766)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(861)	(408)
Proceeds from sale of fixed assets	24	10
Investment in bank deposits	(34,061)	(27,500)
Investment in marketable securities	(13,940)	(1,012)
Proceeds from sale and maturity of marketable securities and bank deposits	84,673	66,255
Net cash provided by investing activities	35,835	37,345
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options	54	43
Proceeds from exercise of warrants	-	840
Withholding tax from net exercise of restricted share units	(10)	-
Proceeds from issuance of shares, net of issuance costs	13,714	16,131
Proceeds from issuance of shares through public offerings, net of $5,175 issuance costs	-	75,348
Proceeds from debt financing and issuance of warrants, net of $804 issuance costs	14,196	-
Net cash provided by financing activities	27,954	92,362

INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	12,641	71,941
EFFECT OF EXCHANGE RATE ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	25	(20)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF THE PERIOD	28,118	16,206
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF THE PERIOD	$40,784	$88,127
Cash and cash equivalents	40,534	87,877
Restricted cash	250	250
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH SHOWN IN STATEMENT OF CASH FLOWS	$40,784	$88,127
SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Cashless exercise of warrants and restricted share units	$7	$7

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOAMIX PHARMACEUTICALS LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)
(Unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes	$-	$469
Interest received	$1,125	$784
Interest paid	$289	$-
Additions to operating lease right of use assets	$1,193	$-
Additions to operating lease liabilities	$1,175	$-

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

Foamix Pharmaceuticals Ltd. (hereinafter “Foamix”) is an Israeli company incorporated in 2003.

Foamix’s shares have been publicly traded on the Nasdaq Global Market under the symbol “FOMX” since its initial public offering (“IPO”) in September 2014.

Foamix is a specialty pharmaceutical company focused on the development and commercialization of innovative therapies in dermatology. On October 18, 2019, the U.S. Food and Drug Administration (“FDA”) approved Foamix’s first drug product, AMZEEQ (minocycline) topical foam, 4%, formerly known as FMX101, a once-daily topical antibiotic for the treatment of inflammatory lesions of non-nodular moderate to severe acne vulgaris in patients 9 years of age and older.

Foamix is also developing a product candidate, FMX103 (minocycline) topical foam, 1.5%, for the treatment of moderate-to-severe papulopustular rosacea in adults. Both AMZEEQ and FMX103 were developed using Molecule Stabilizing Technology, a proprietary foam platform designed to optimize the topical delivery of minocycline, an active pharmaceutical ingredient (“API”), that was available only in oral form until the FDA’s approval of AMZEEQ.

Foamix also licensed certain technology under development and licensing agreements to various pharmaceutical companies for development of certain products combining Foamix's foam technology with the licensee’s proprietary drugs.

In May 2014, Foamix incorporated a wholly-owned subsidiary in the United States of America - Foamix Pharmaceuticals Inc. (hereinafter referred to as the "Subsidiary"). The Subsidiary was incorporated to assist Foamix with regard to commercialization activities, regulatory affairs and business development relating to its pipeline and technology.

Since incorporation through September 30, 2019, Foamix and its subsidiary (hereinafter referred to as “the Company”) incurred losses and negative cash flows from operations mainly attributable to its development efforts and has an accumulated deficit of $272,767. The Company has financed its operations mainly through the issuance of shares through private and public financing rounds, debt financing, warrants and payments received pursuant to the terms of development and licensing agreements. The Company's cash and investments as of the issuance date of these financial statements, along with funds the Company may be entitled to receive under a credit agreement (see note 5) and the Company’s 2020 estimated revenues, provide sufficient resources to fund its operations through at least the next 12 months. In order to successfully commercialize AMZEEQ, FMX103 and any future product candidates, the Company may be required to obtain further funding through public or private offerings, debt financings, collaboration and licensing arrangements or other sources. Adequate additional funding may not be available to the Company on acceptable terms, or at all. If the Company is unable to raise capital when needed or on attractive terms, it may be forced to delay, reduce or eliminate its research and development programs or commercialization and manufacturing efforts.

FOAMIX PHARMACEUTICALS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands, except share and per share amounts)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION (continued):

b.	Basis of presentation

The unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of September 30, 2019, the consolidated results of operations, comprehensive loss and changes in shareholders’ equity for the three and nine-month periods ended September 30, 2019 and 2018 and cash flows for the nine-month periods ended September 30, 2019 and 2018.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual financial statements for the year ended December 31, 2018. The condensed consolidated balance sheet data as of December 31, 2018 was derived from the audited consolidated financial statements for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2018, filed with the Securities and Exchange Commission on February 28, 2019,  but does not include all disclosures required by U.S. GAAP for annual financial statements.

The results for the three and nine-month periods ended September 30, 2019 are not necessarily indicative of the results expected for the full year ending December 31, 2019.

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

The following average share options, restricted share units (“RSUs”), warrant and incremental share to be issued under the employee share purchase plan (“ESPP”) were excluded from the calculation of diluted net loss per Ordinary Share because their effect would have been anti-dilutive for the periods presented (share data):

	Nine months ended September 30		Three months ended September 30
	2019	2018	2019	2018
Outstanding share options, RSUs and shares under the ESPP	6,055,554	4,680,521	6,380,647	4,874,889
Warrants	253,846	715,158	761,538	-

d.	Newly issued and recently adopted accounting pronouncements:

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

NOTE 3 - FAIR VALUE PRESENTATION

The Company’s assets and liabilities that are measured at fair value as of September 30, 2019 and December 31, 2018 are classified in the tables below in one of the three categories described in Note 2b above:

	September 30, 2019
	Level 1	Level 2	Total
Marketable securities	$1,016	$14,748	$15,764

	December 31, 2018
	Level 1	Level 2	Total
Marketable securities	$991	$46,229	$47,220
Currency options designated as hedging instruments (current liability)	$-	$(3)	$(3)

The Company’s debt securities are traded in markets that are not considered to be active, but are valued based on quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Accordingly, these assets are categorized as Level 2.

Foreign exchange risk management

Occasionally, the Company purchases and writes non-functional currency options in order to hedge the currency exposure on the Company’s cash flow. The currency hedged items are denominated in New Israeli Shekels (“NIS”). The purchasing and writing of options is part of a comprehensive currency hedging strategy with respect to salary and rent expenses denominated in NIS. These transactions are at zero cost for periods of up to one year. The counterparties to the derivatives are major banks in Israel. As of September 30, 2019, there were no hedged amounts.

As of September 30, 2019, the Company has a lien in the amount of $288 on the Company’s marketable securities and a lien in the amount of $250 on the Company’s checking account, in respect of bank guarantees granted in order to secure the hedging transactions.

NOTE 4 - MARKETABLE SECURITIES

Marketable securities as of September 30, 2019 and December 31, 2018 consisted mainly of debt and mutual funds securities. The debt securities are classified as available-for-sale and are recorded at fair value. Changes in fair value, net of taxes (if applicable), are reflected in other comprehensive loss. Realized gains and losses on sales of the securities, as well as premium or discount amortization, are included in the consolidated statement of operations as finance income or expenses.

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

The following table sets forth the Company’s marketable securities:

September 30	December 31
2019	2018

Israeli mutual funds	$1,016	$991
Certificates of deposit	805	2,773
U.S Government bonds	4,010	25,215
U.S Treasury bills	9,933	18,241
Total	$15,764	$47,220

As of September 30, 2019 and December 31, 2018, the fair value, cost and gross unrealized holding gains and losses of the marketable securities owned by the Company were as follows:

	September 30, 2019
	Fair	Cost or amortized cost	Gross unrealized		Gross unrealized
	value		holding losses		holding gains
Certificates of deposit	$805	$805	$-	*	$-	*
U.S Government bonds	4,010	4,010	-	*	-	*
U.S Treasury bills	9,933	9,932	-	*	1
Total	$14,748	$14,747	$-		$1

* Represents amounts less than $1.

	December 31, 2018
	Fair	Cost or amortized cost	Gross unrealized	Gross unrealized
	value		holding loss	holding gains
Certificates of deposit	$2,773	$2,790	$17	$-
U.S Government and agency Bonds	25,215	25,236	22	1
U.S Treasury bills	18,241	18,243	3	1
Total	$46,229	$46,269	$42	$2

As of September 30, 2019, the unrealized losses attributed to the Company’s marketable securities were primarily due to credit spreads and interest rate movements. The Company has considered factors regarding other than temporary impaired securities and determined that there are no securities with impairment that is other than temporary as of September 30, 2019 and December 31, 2018.

FOAMIX PHARMACEUTICALS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands, except share and per share amounts)

NOTE 4 - MARKETABLE SECURITIES (continued):

As of September 30, 2019 and December 31, 2018, the Company’s debt securities had the following maturity dates:
Market value
September 30,	December 31,
2019	2018

Due within one year	$14,748	$46,079
1 to 2 years	-	150
Total	$14,748	$46,229

During the nine months ended September 30, 2019 and September 30, 2018, the Company received aggregate proceeds of $45,673 and $25,548, respectively, upon sale and maturity of marketable securities.

$431 and $401 of the Company’s marketable securities were restricted as of September 30, 2019, and December 31, 2018, respectively, due to a lien in respect of bank guarantees granted to secure hedging transactions and the Company’s rental agreements. Refer to Note 7 and Note 3.

NOTE 5 - LONG-TERM DEBT:

On July 29, 2019 (the “Closing Date”) the Company secured up to $50 million in debt from two of its current shareholders, who are considered related parties (the “lenders”) and entered into a Securities Purchase Agreement with one of the lenders for gross proceeds of approximately $14 million, before deducting offering expenses (see Note 6).

The debt consists of term loans under a credit agreement (the “Credit Agreement”) and comprises of three trenches: (a) $15 million  funded at closing (the “Tranche 1 Loan”), (b) up to $20 million available after the closing date but prior to February 29, 2020 (the “Tranche 2 Loan”) and (c) up to $15 million available after the closing date and prior to September 30, 2020 (the “Tranche 3 Loan”). The Company shall be permitted to borrow the Tranche 2 Loan only following the FDA’s approval of the Company’s NDA for AMZEEQ (formerly known as FMX101) and listing of AMZEEQ in the FDA’s “Orange Book,” provided that, at such time,  the Company has maintained its arrangements with a third party for the commercial supply and manufacture of AMZEEQ. The Company shall be permitted to borrow the Tranche 3 Loan only following the achievement of certain revenue targets. Subject to any acceleration as provided in the Credit Agreement, including upon an event of default (as defined in the Credit Agreement), the credit facility will mature on July 29, 2024 and bear interest equal to the sum of (A) 8.25% (subject to increase in accordance with the terms of the Credit Agreement) plus (B) the greater of (x) the one-month LIBOR as of the second business day immediately preceding the first day of the calendar month or the date of borrowing (if such loan is not outstanding as of the first day of the calendar month), as applicable, and (y) 2.75%. A fee in an amount equal to 1.0% of the aggregate principal amount of all loans made on any given borrowing date shall be payable to the lenders.

The Credit Agreement is secured by a first-priority lien and security interest in substantially all of the Company’s tangible and intangible assets including intellectual property.

The Credit Agreement contains certain financial covenants, including that the Company (1) at all times prior to FDA approval of AMZEEQ maintain a minimum aggregate cash balance of $15 million; (2) at all times on or after the date of FDA approval of AMZEEQ maintain a minimum aggregate cash balance of $2.5 million; and (3) as of the last day of each fiscal quarter commencing on the fiscal quarter ending September 30, 2020, receive revenue for the trailing 12-month period in amounts set forth in the Credit Agreement, which range from $10.5 million for the fiscal quarter ending September 30, 2020 to $109.5 million for the fiscal quarter ending September 30, 2024.

FOAMIX PHARMACEUTICALS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands, except share and per share amounts)

NOTE 5 – LONG-TERM DEBT (continued):

As of September 30, 2019, the Company is in compliance with all covenants, including maintaining a minimum aggregate cash balance as mentioned above. In the event where the Company fails to observe or perform any of the financial covenants the lenders may, by notice to the Company, declare the Term Loans then outstanding to be due and payable in whole, together with accrued interest and a Prepayment Premium (as defined in the Credit Agreement).

Under the Credit Agreement, there are no required payments of principal amounts until July 2023. Afterwards, the Company will pay 1.5% of the aggregate principal amount each month. The outstanding amount will be paid in full on July 2024.

In connection with the Credit Agreement, on the Closing Date, the Company issued to the lenders warrants to purchase up to an aggregate of 1,100,000 of its Ordinary Shares, at an exercise price of $2.09 per share (the “Warrant”), which represents the five-day volume weighted average price of the Ordinary Shares as of the trading day immediately prior to the Closing Date. Payment of the exercise price will be made, at the option of the lender, either in cash or as a reduction of Ordinary Shares issuable upon exercise of the Warrant, with an aggregate fair value equal to the aggregate exercise price ("cashless exercise"), or any combination of the foregoing. The Warrants were exercisable immediately following the closing of the Credit Agreement and are due to expire on July 29, 2026. Any Warrants left outstanding will be cashless exercised on the Warrants' expiration date, if in the money. The Warrants issued were classified as equity in accordance with ASC 815-40. Proceeds received under the Tranche 1 Loan were allocated to the Warrants and the Tranche 1 Loan on a relative fair value basis.

The company has incurred offering expenses of $1,090 in connection with transactions contemplated by the Credit Agreement and the Securities Purchase Agreement, which were allocated to the Warrants, shares and debt consistently with the allocation of proceeds.

Debt issuance costs are recorded on the consolidated balance sheet as a reduction of liabilities.

Amounts allocated to the debt, net of issuance cost, are subsequently recognized at amortized cost using the effective interest method.

The fair value of the debt as of September 30, 2019 was $15.1 million and is categorized as Level 3.

During the three months ended September 30, 2019 the company recorded finance expense of $289 and $40 relating to the interest and discount cost, respectively.

NOTE 6- SHARE CAPITAL:

Authorized shares

On April 10, 2019, the Company’s shareholders approved an increase of the Company’s authorized Ordinary Shares from 90,000,000 shares previously approved to 135,000,000 shares, NIS 0.16 per share.

Issuance of shares

On July 29, 2019, pursuant to the Credit Agreement and Securities Purchase Agreement, the Company issued and sold, in a registered offering, an aggregate of 6,542,057 shares of the Company’s Ordinary Shares, at a purchase price of $2.14 per share, representing the closing share price on the last trading day prior to signing, for aggregate gross proceeds of approximately $14 million, before deducting offering expenses in the amount of $286.

FOAMIX PHARMACEUTICALS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands, except share and per share amounts)

NOTE 6 - SHARE CAPITAL (continued):

Warrants

In connection with the Credit Agreement, on the Closing Date, the Company issued to the lender Warrants to purchase up to an aggregate of 1,100,000 of its Ordinary Shares. The warrants were exercisable immediately following the closing of the Credit Agreement and are due to expire on July 29, 2026. Any Warrants left outstanding will be cashless exercised on the Warrants' expiration date, if in the money. As of September 30, 2019, no Warrants have been exercised.

Share based compensation

Equity incentive plan:

On April 10, 2019, the Company's shareholders approved a new equity incentive plan (the "Plan") replacing the prior equity plans approved in 2015 and 2009. The Plan included a pool of 6,027,990 Ordinary Shares for grant to Company employees, consultants, directors and other service providers. As of September 30, 2019, 5,373,741 shares remain available for grant under the Plan.

Employee Share Purchase Plan:

On April 10, 2019 the Company’s shareholders approved an ESPP pursuant to which qualified employees (as defined in the ESPP) may elect to purchase designated shares of the Company’s Ordinary Shares at a price equal to 85% of the lesser of the fair market value of Ordinary Shares at the beginning or end of each semi-annual share purchase period (“Purchase Period”). Employees are permitted to purchase the number of shares purchasable with up to 15% of the earnings paid (as such term is defined in the ESPP) to each of the participating employees during the Purchase Period, subject to certain limitations under Section 423 of the U.S. Internal Revenue Code.

The number of Ordinary Shares initially reserved for purchase under the ESPP was 5,400,000 Ordinary Shares. As of September 30, 2019, the Company has not issued any shares pursuant to the ESPP.

In the nine months ended September 30, 2019 and 2018, the Company granted options and RSUs as follows:

	Nine months ended September 30, 2019
	Award amount	Exercise price range	Vesting period	Expiration
Employees:
Options	1,180,736	$2.36-$3.81	4 years	10 year
RSUs	284,628	-	4 years	-

Directors:
Options	247,060	$2.66	1 year	10 year
RSUs	140,976	-	1 year	-

FOAMIX PHARMACEUTICALS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands, except share and per share amounts)

NOTE 6 - SHARE CAPITAL (continued):

	Nine months ended September 30, 2018
	Award amount	Exercise price range	Vesting period	Expiration
Employees:
Options	571,530	$5.06-$6.40	4 years	10 years
RSUs	126,844		4 years	-

Directors:
Options	174,373	$5.02-$5.06	1 years	10 years
RSUs	14,829		3 years	-

The fair value of options and RSUs granted to employees during the nine months ended September 30, 2019, and the nine months ended September 30, 2018 was $3,954 and $3,287, respectively.

The fair value of RSUs granted is based on the share price on grant date.

The fair value of options granted was computed, as of the grant date, using the Black-Scholes model. The underlying data used for computing the fair value of the options are as follows:

	Nine months ended September 30
	2019	2018
Value of ordinary share	$2.36-$3.83	$5.12-$5.99
Dividend yield	0%	0%
Expected volatility	59.35%-61.4%	62.1%-62.6%
Risk-free interest rate	1.42%-2.62%	2.75%-2.84%
Expected term	6 years	6 years

The following table illustrates the effect of share-based compensation on the statements of operations:

	Nine months ended September 30		Three months ended September 30
	2019	2018	2019	2018
Research and development expenses	$1,127	$1,679	$389	$376
Selling, general and administrative	2,479	2,465	880	814
	$3,606	$4,144	$1,269	$1,190

NOTE 7 - COMMITMENTS

Operating lease agreements

The Company leases office space for its headquarters and research and development facilities in Israel and in the United States under several lease agreements. The lease agreement for the facilities in Israel is linked to the Israeli consumer price index (“CPI”) and due to expire in December 2020.

The lease agreement in the United States was due to expire during March 2019. On March 13, 2019, the Company signed an amendment to the original lease agreement. The amendment includes an extension of the lease period of the 10,000 square feet currently leased under the original agreement (the "Current Space") and an addition of 4,639 square feet (the "Additional Space”). The Company entered into a lease for the Additional Space following a period of preparation by the lessor completed during September 2019 (the "Commencement Date").

FOAMIX PHARMACEUTICALS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands, except share and per share amounts)

NOTE 7 – COMMITMENTS (continued):

On March 13, 2019, pursuant to the extension of the lease on the Current Space, the Company recognized an additional right of use asset and liability in the amount of $713. The Additional Space was considered a new lease agreement and was recognized only on the Commencement Date.

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

Operating lease costs for the three months ended September 30, 2019 are as follows:

Nine months ended September 30	Three months ended September 30
2019	2019

Office lease expenses	$570	$176
Vehicles lease expenses	$63	$30

Cash paid for amounts included in the measurement of lease liabilities are as follows:

Nine months ended September 30	Three months ended September 30
2019	2019

Office lease	$595	$206
Vehicles lease	$104	$32

Supplemental information related to leases are as follows:

September 30
2019

Operating lease right-of-use assets	$1,947
Operating lease liabilities	$2,006
Weighted average remaining lease term	2.13
Weighted average discount rate	5.72%

Maturities of lease liabilities are as follows:

2019	$296
2020	1,158
2021	455
2022	229
Total lease payments	2,138
Less imputed interest	(132)
Total lease liability	$2,006

FOAMIX PHARMACEUTICALS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands, except share and per share amounts)

NOTE 7 – COMMITMENTS (continued):

As of September 30, 2019, the Company had a lien in the amount of $143 on the Company’s marketable securities in respect of bank guarantees granted in order to secure the lease agreements.

The Company elected the alternative modified transition method and included the following table previously disclosed.

Future minimum lease commitments under non-cancelable operating lease agreements as of December 31, 2018 were as follows:

2019	$746
2020	682
2021 and thereafter	21
Total	$1,449

NOTE 8 - ENTITY-WIDE DISCLOSURE:

a.	Net revenues by geographic area were as follows:

Nine months ended September 30		Three months ended September 30
2019	2018	2019	2018

United States	$-	$62	$-	$-
Denmark	308	205	-	205
Germany	-	2,468	-	660
Total revenues	$308	$2,735	$-	$865

b.	Customers exceeding 10% of revenues:

	Nine months ended September 30		Three months ended September 30
	2019	2018	2019	2018
Customer A	$-	$2,468	$-	$660
Customer B	$308	$205	$-	$205

c.	Net revenues by type of payment:

	Nine months ended September 30		Three months ended September 30
	2019	2018	2019	2018
Development service payments	$-	$62	$-	$-
Royalties	308	2,673	-	865
Total revenues	$308	$2,735	$-	$865

FOAMIX PHARMACEUTICALS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands, except share and per share amounts)

NOTE 9 – SUBSEQUENT EVENTS:

On November 10, 2019, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Menlo Therapeutics, Inc. ("Menlo") and Giants Merger Subsidiary Ltd. (“Merger Sub”), a direct and wholly-owned subsidiary of Menlo. Under the terms of the agreement, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and a wholly-owned subsidiary of Menlo.

The merger will take place via a share exchange, with each Foamix ordinary share exchanged for a number of shares of Menlo common stock. At the effective time of the Merger (the “Effective Time”), each ordinary share, par value NIS 0.16 per share, of Foamix (“Foamix Shares”) issued and outstanding immediately prior to the Effective Time will be deemed transferred under Israeli law to Menlo in exchange for the right to receive (i) 0.5924 shares (the “Exchange Ratio”) of common stock of Menlo (“Menlo Common Stock”) and (ii) one contingent stock right (a “CSR”, which will be issued under the terms and conditions of a contingent stock rights agreement; and collectively, the “CSRs”). The Exchange Ratio will be subject to adjustment prior to the Effective Time, and the value of the CRSs will be dependent upon and may not be issued at all, based on the outcome and timing of the top-line primary endpoint results of one or both the Phase III double-blinded, placebo-controlled trials for the treatment of pruritus associated with prurigo nodularis, referenced by Protocol Numbers MTI-105 (United States) and MTI-106 (Europe).

The consummation of the Merger is subject to customary closing conditions.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with (i) our condensed consolidated financial statements and the notes thereto included elsewhere in this quarterly report on Form 10-Q and (ii) our audited consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 28, 2019. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those referred in the section titled “Risk Factors,” set forth in Part II, Item 1A of this quarterly report on Form 10-Q, and in our other SEC filings. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this report, speak only as of the date of this quarterly report on Form 10-Q (unless another date is indicated), and, except as required by law, we undertake no obligation to update or revise these statements in light of future developments.

Company Overview

We are a specialty pharmaceutical company focused on the development and commercialization of innovative therapies in dermatology. Utilizing our expertise in the development of topical minocycline, we are working to develop and commercialize topical drugs for dermatological therapy, including the first topical minocycline products in the United States. On October 18, 2019, the FDA approved our first drug product, AMZEEQTM (minocycline) topical foam, 4%, formerly known as FMX101 (“AMZEEQ”), a once-daily topical antibiotic for the treatment of inflammatory lesions of non-nodular moderate to severe acne vulgaris in patients 9 years of age and older. AMZEEQ is the first topical minocycline to be approved by the FDA for any condition. We expect AMZEEQ to be available for prescribing in the first quarter of 2020.

On November 10, 2019, we entered into an Agreement and Plan of Merger with Menlo Therapeutics, Inc. (“Menlo”) and Giants Merger Subsidiary Ltd. (“Merger Sub”), a direct and wholly-owned subsidiary of Menlo. Under the terms of the agreement, Merger Sub will merge with and into Foamix, with Foamix continuing as the surviving corporation and a wholly-owned subsidiary of Menlo.

The merger will take place via a share exchange, with each Foamix ordinary share exchanged for a number of shares of Menlo common stock. At the effective time of the Merger (the “Effective Time”), each ordinary share, par value NIS 0.16 per share, of Foamix (“Foamix Shares”) issued and outstanding immediately prior to the Effective Time will be deemed transferred under Israeli law to Menlo in exchange for the right to receive (i) 0.5924 shares (the “Exchange Ratio”) of common stock of Menlo (“Menlo Common Stock”) and (ii) one contingent stock right (a “CSR”; and collectively, the “CSRs”) which will be subject to the terms and conditions of a contingent stock rights agreement (the “CSR Agreement”), as further described below (collectively, the “Merger Consideration”).

The Merger Consideration will be subject to adjustment prior to the Effective Time as described in paragraphs (A), (B) and (C) immediately below, in the event (i) on or before May 31, 2020 Foamix and Menlo have received in the form specified in the Merger Agreement the top-line primary endpoint results of one or both the Phase III double-blinded, placebo-controlled trials for the treatment of pruritus associated with prurigo nodularis, referenced by Protocol Numbers MTI-105 (United States) and MTI-106 (Europe) (each, a “Phase III PN Trial”) (the “Efficacy Determination”) or (ii) if the Efficacy Determination is not delivered to Foamix and Menlo on or prior to May 31, 2020.

(A)
If the Efficacy Determination reports that Serlopitant Significance (as defined in the Merger Agreement) was achieved in both Phase III PN Trials on or before May 31, 2020, then there will be no adjustment to the Exchange Ratio;

(B)
If the Efficacy Determination reports that (1) Serlopitant Significance was achieved in only one Phase III PN Trial on or before May 31, 2020  and (2) Serlopitant Significance was not achieved or has not been determined in each case on or before May 31, 2020 in the other Phase III PN Trial, then the Exchange Ratio will instead be 1.2739 shares of Menlo Common Stock; and

(C)
If the Efficacy Determination reports that Serlopitant Significance was not achieved in both Phase III PN Trials or the Efficacy Determination has not been delivered on or before May 31, 2020, then in each case the Exchange Ratio will instead be 1.8006 shares of Menlo Common Stock.

No fractional shares of Menlo Common Stock will be issued in the Merger, and Foamix shareholders will receive cash in lieu of fractional shares, as specified in the Merger Agreement.

In the event that the (i) the Efficacy Determination is not delivered to Menlo and Foamix on or before the Effective Time; and (ii) the Effective Time occurs prior to May 31, 2020, Menlo and a rights agent mutually acceptable to Foamix and Menlo will enter into a CSR Agreement governing the terms of the CSRs to be received by Foamix’s shareholders.  Pursuant to the CSR Agreement, each CSR will become convertible upon the occurrence of the following triggering events (and upon certain triggering events will entitle its holder to receive from Menlo a number of shares of Menlo Common Stock).

(A)
If the Efficacy Determination reports that Serlopitant Significance (as defined in the Merger Agreement) was achieved in both Phase III PN Trials on or before May 31, 2020, then each CSR will be entitled to no shares of Menlo Common Stock;

(B)
If the Efficacy Determination reports that (1) Serlopitant Significance was achieved in only one Phase III PN Trial on or before May 31, 2020  and (2) Serlopitant Significance was not achieved or has not been determined prior to May 31, 2020 in the other Phase III PN Trial, then each CSR will be converted into 0.6815 shares of Menlo Common Stock; and

(C)
If the Efficacy Determination reports that Serlopitant Significance was not achieved in both Phase III PN Trials or the Efficacy Determination has not been delivered on or before May 31, 2020, then in each CSR will be converted into 1.2082 shares of Menlo common stock

There can be no assurance that Serlopitant Significance will be achieved or not in each of the Phase III PN Trials.

No fractional shares of Menlo Common Stock will be issued upon the conversion of the CSRs, and Foamix shareholders will receive cash in lieu of fractional shares, as specified in the CSR Merger Agreement.

The CSRs are not transferable except under certain limited circumstances, will not be evidenced by a certificate or other instruments and will not be registered or listed for trading.  The CSRs will not have any voting or dividend rights and will not represent any equity or ownership interest in Menlo, Foamix or any of their affiliates.

The consummation of the Merger is subject to customary closing conditions, including (i) the approval of the Merger Agreement by the affirmative vote of the holders of a majority of all outstanding Foamix Shares entitled to vote thereon, (ii) the approval of the issuance of Menlo Common Stock in the Merger and pursuant to the CSR Agreement by the affirmative vote of the holders of a majority of all outstanding Menlo Common Stock entitled to vote thereon, (iii) the absence of any adverse law or order promulgated, entered, enforced, enacted or issued by any governmental entity that prohibits, the consummation of the Merger or the transactions contemplated by the Merger Agreement, (iv) the shares of Menlo Common Stock to be issued in the Merger and in respect of the CSRs being approved for listing on the NASDAQ Global Select Market, (v) the expiration or termination of the waiting period under any applicable foreign antitrust, competition or similar law, (vi) the U.S. Securities and Exchange Commission (the “SEC”) having declared effective the Form S-4 Registration Statement of Menlo which will contain the joint proxy statement/prospectus of the parties in connection with the Merger, (vii) subject to certain materiality exceptions, the accuracy of certain representations and warranties of each of Menlo and Foamix contained in the Merger Agreement and the compliance by each party with the covenants contained in the Merger Agreement, (viii) the absence of a material adverse effect with respect to each of Menlo and Foamix, (ix) at least fifty days having elapsed after the filing of the merger proposal with the Israeli Registrar of Companies and expiration of the thirty-day waiting period following the approval of the Merger by Foamix shareholders as referenced in (ii) above and (x) a letter from the Israel Securities Authority (“ISA”) will have been received exempting Menlo from publishing a prospectus under Israeli law in respect of the Merger Consideration (or Menlo will have received a permit from the ISA for a registration statement with respect to the dual listing of the shares of Menlo Common stock at the Tel Aviv Stock Exchange and an exemption from the requirement to publish a prospectus under Israeli law in respect of the Merger Consideration) or Menlo will publish a prospectus under Israeli law in respect of the Merger Consideration. The parties expect the Merger to be completed by the end of the first quarter or early in the second quarter of 2020.

Additionally, the Merger Agreement contains certain termination rights and associated fees and no solicitation provisions.

The foregoing description of the Merger Agreement and the transactions contemplated thereby is not complete and is subject to, and qualified in its entirety by reference to, the Agreement and Plan of Merger, dated as of November 10, 2019, by and among Menlo, Foamix, and Merger Sub, and the form of CSR Agreement, copies of which were filed as exhibits to our Current Report on Form 8-K filed on November 12, 2019.

In October 2019, we announced that the FDA accepted our New Drug Application, or NDA, and set a target Prescription Drug User Fee ACT, or PDUFA, action date of June 2, 2020 for our late-stage drug product candidate, FMX103 (minocycline) topical foam, 1.5% (“FMX103”). FMX103 is being developed for the treatment of moderate-to-severe papulopustular rosacea in adults. In November 2018, we announced that both of our Phase III clinical trials for FMX103 (Studies FX2016-11 and FX2016-12) met each of their co-primary endpoints, demonstrating a statistically significant reduction in inflammatory lesion counts and treatment success, as assessed by Investigator’s Global Assessment, or IGA, scores, of approximately 50% from baseline. There were very few reported adverse events and no treatment-related serious adverse events observed in these Phase III clinical trials, as well as in the 40-week open label safety extension (Study FX2016-13) that was completed in February 2019. We cannot provide any assurances or predict with any certainty the schedule for which we will receive approval for FMX103, if at all.

Both AMZEEQ and FMX103 were developed using our Molecule Stabilizing Technology (MST™) vehicle, a proprietary foam platform designed to optimize the topical delivery of minocycline, an active pharmaceutical ingredient, or API, that was commercially available only in oral form until the FDA’s approval of our product AMZEEQ.

In addition, we have proprietary delivery technologies in development that enable topical delivery of other APIs, each having unique pharmacological features and characteristics designed to keep the API stable when delivered and directed to the target site. We believe our MST™ vehicle and other topical delivery platforms may offer significant advantages over alternative delivery options and are suitable for multiple application sites across a range of conditions. We are also continuing to explore potential opportunities for in-licensing or acquisitions of pipeline products at various stages of development with potential partners.

We are also seeking to enhance our longer-term commercial potential by identifying and advancing additional product candidates through our internal development efforts, our entry into potential research collaborations or in-licensing arrangements or our acquisition of additional products or technologies or product candidates that complement our current product portfolio.

We are currently developing a pipeline of other innovative product candidates to enhance our minocycline platform, including FCD105, a topical combination foam for the treatment of moderate-to-severe acne vulgaris, comprising minocycline 3% and adapalene 0.3%. In September 2019, we announced that the first patient was enrolled in our Phase II clinical trial (Study FX2016-40) to evaluate the efficacy and safety of FCD105.  We expect topline data from this Phase II clinical trial in mid-2020. Pending a successful development program, we intend to file an NDA for FCD105 under the FDA 505(b)(2) regulatory pathway, which is the same regulatory pathway we have pursued for AMZEEQ and are pursuing for FMX103.

We continue to be an “emerging growth company,” as defined in Section 2(a) of the Securities Act and as modified by the JOBS Act. As such, we are eligible to, and take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not “emerging growth companies,” such as not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We will remain an emerging growth company until December 31, 2019, the last day of our fiscal year following the fifth anniversary of the closing of our initial public offering. At such time, beginning with our Annual Report on Form 10-K for the year ending December 31, 2019, we will be subject to Section 404(b) of the Sarbanes-Oxley Act of 2002, which requires that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting.

We are also currently a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.  In the event we are still a smaller reporting company when we cease being an emerging growth company, we will be able to continue to take advantage of certain reduced or scaled disclosure requirements, for as long as we continue to have a smaller reporting company status.

Key Developments

Below is a summary of selected key developments affecting our business that have occurred since June 30, 2019:

•
On July 29, 2019, we entered into a Credit Agreement and Guaranty (the “Credit Agreement”) with Perceptive Credit Holdings II, LP (“Perceptive”), as administrative agent, and OrbiMed Royalty & Credit Opportunities III, LP (“OrbiMed”) that provides a senior secured delayed draw term loan facility in an aggregate principal amount of up to $50.0 million, or the Term Loan, for general corporate purposes. The Term Loan is comprised of three tranches: (a) $15.0 million which was available and drawn on the closing date, (b) up to $20.0 million available prior to February 29, 2020, or the Tranche 2 Loan, and (c) up to $15.0 million available prior to September 30, 2020, or the Tranche 3 Loan. We will be permitted to borrow the Tranche 2 Loan only following the FDA’s approval of AMZEEQ and listing of AMZEEQ in the FDA’s “Orange Book,” provided that, at such time, we or one of our subsidiaries has secured arrangements a third party for the commercial supply and manufacture of AMZEEQ. We will be permitted to borrow the Tranche 3 Loan only following the achievement of certain revenue targets as set forth in the Credit Agreement. Subject to any acceleration as provided in the Credit Agreement, including upon an event of default (as defined in the Credit Agreement), the credit facility will mature on July 29, 2024. As consideration for the Credit Agreement, we issued, on the closing date of the Term Loan, a warrant to purchase Ordinary Shares to each of Perceptive and OrbiMed Partners Master Fund Limited, LP, or the Warrants. The Warrants have an exercise price of $2.09 per share, which is equal to the trailing five-day volume weighted average price of our Ordinary Shares on the trading day immediately prior to the closing date.  The Warrants are exercisable for a total of 1,100,000 Ordinary Shares and have an expiration date of July 29, 2026.

•
In connection with our entry into the Credit Agreement described above, on July 29, 2019, we entered into a Securities Purchase Agreement, or the Purchase Agreement, with Perceptive Life Sciences Master Fund Ltd., or Perceptive Life Sciences, an affiliate of Perceptive, pursuant to which we issued and sold to Perceptive Life Sciences, in a registered offering, an aggregate of 6,542,057 of our Ordinary Shares at a purchase price of $2.14 per share, representing the closing price of our Ordinary Shares on the last trading day prior to signing of the Purchase Agreement, for aggregate gross proceeds of approximately $14 million, before deducting offering expenses.

•
On August 5, 2019, we announced that we submitted our NDA to the FDA seeking approval for FMX103 for the treatment of moderate-to-severe papulopustular rosacea in adults, which was accepted by the FDA on October 16, 2019, with a targeted PDUFA action date of June 2, 2020.

•
On August 19, 2019, we entered into a Controlled Equity Offering Sales Agreement, or the Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, as sales agent. Under the terms of the Sales Agreement, we may offer, issue and sell through Cantor, from time to time, Ordinary Shares having an aggregate offering price of up to $30 million.  Under the Sales Agreement, Cantor may sell our Ordinary Shares by any method permitted by law and deemed to be an “at-the-market offering”, as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on the Nasdaq, in each case pursuant to our effective registration statement on Form S-3 (File No. 333-224084) and the related base prospectus included in such registration statement, as supplemented by the prospectus supplement dated August 19, 2019.  We are not obligated to make any sales of Ordinary Shares under the Sales Agreement, and if we elect to make any sales, we can set a minimum sale price from time to time and instruct Cantor not to sell Ordinary Shares if the sales cannot be effected at or above such designated price. The offering of Ordinary Shares pursuant to the Sales Agreement will terminate upon the termination of the Sales Agreement by Cantor or us, as permitted therein. We will pay Cantor a fixed commission rate of 3.0% of the aggregate gross proceeds from each sale of Ordinary Shares and have agreed to provide Cantor with customary indemnification and contribution rights, including for liabilities under the Securities Act.  As of November 4, 2019, we have not made any sales under the Sales Agreement.

•
On September 4, 2019, we announced that the U.S. Patent and Trademark Office issued U.S. Patent No. 10,398,641, covering a method related to the use and topical administration of certain minocycline formulations once-daily for at least seven consecutive days for the treatment of acne vulgaris within middle adolescence.  This newly issued patent, which expires in September 2037, is the latest U.S. patent to be issued to us in connection with our drug development programs, and provides additional coverage for our drug product AMZEEQ.

•
On September 19, 2019, we announced that the first patient had been enrolled in our Phase II clinical trial (Study FX2016-40) to evaluate the efficacy and safety of FCD105, our topical combination foam for the treatment of moderate-to-severe acne vulgaris, comprised of minocycline 3% and adapalene 0.3%. FCD105 combines the bacteriostatic and anti-inflammatory properties of minocycline, which is a leading agent for treating inflammatory comedonal acne lesions, with the third-generation retinoid adapalene, which acts in regulating the differentiation of follicular epithelial cells and is a leading agent for treating non-inflammatory acne lesions.  Oral minocycline and other topical adapalene products are approved for use in the treatment of acne vulgaris in the United States, with the latter available in combination and as monotherapy. Our Phase II clinical trial will be conducted as a double-blind, vehicle-controlled trial at multiple sites throughout the United States and is expected to enroll approximately 400 patients aged 12 years and older with moderate-to-severe acne vulgaris. Patients will be randomized to one of four groups: FCD105 foam, 0.3% adapalene foam, 3% minocycline foam or vehicle foam, and will be asked to self-apply their assigned treatment once daily for 12 weeks. The trial design follows current regulatory standards in evaluating the safety and efficacy of combination products of this type. We expect topline data from this Phase II clinical trial to be available in mid-2020.

•
On October 18, 2019, we received FDA approval of AMZEEQ (minocycline) topical foam, 4%, for the treatment of inflammatory lesions of non-nodular moderate to severe acne vulgaris in adults and pediatric patients 9 years of age and older. AMZEEQ, formerly known as FMX101, is the first topical minocycline to be approved by the FDA.

•
On October 21, 2019, we entered into a Contract Manufacturing and Supply Agreement with ASM Aerosol-Service AG, or ASM, pursuant to which ASM will exclusively manufacture and supply AMZEEQ and FMX103 for a specified price per can of product. Pursuant to the agreement, ASM has agreed to manufacture and supply all of our commercial needs for AMZEEQ and, if approved, FMX103 on an exclusive basis for a period of four years. We are not required to purchase a minimum amount of the products under the ASM agreement. In addition, ASM will not be permitted to manufacture or supply to a third party any topical product containing minocycline or minocycline hydrochloride during the term of the ASM agreement and for two years after the termination or expiration of the ASM agreement.

•
On October 21, 2019, we announced that, together with LEO Pharma A/S, or LEO, we entered into a settlement and license agreement with an affiliate of Teva Pharmaceuticals Industries Ltd. to resolve pending patent litigation involving Finacea® Foam (15% azelaic acid), or Finacea. Details of the settlement agreement are confidential, and the settlement agreement is subject to the review of the Federal Trade Commission and the U.S. Department of Justice.

•
The suspension of the manufacturing of Finacea by our partner LEO continued during the three months ended September 30, 2019 as a result of the failure of LEO’s contract manufacturer to produce the API for Finacea in compliance with the required specifications and quality. As a result, we had no revenues in the three months ended September 30, 2019, compared to revenues of $0.9 million in the three months ended September 30, 2018. LEO has informed us that they are working diligently to address the manufacturing issue in order to be able to produce sufficient supply of the finished product to meet the demand for Finacea in the market. We do not know when the production of Finacea will resume, if at all. This supply chain issue for Finacea is unrelated to our manufacturing, production or supply of AMZEEQ, FMX103 or any of our other product candidates.

Revenues

To date, we have not generated any revenues from sales of AMZEEQ, FMX103 or any of our other product candidates.
We are currently engaged in pre-launch sales and marketing planning activities and other pre-commercialization efforts in order to support the commercialization of AMZEEQ in the United States. We received FDA approval for AMZEEQ on October 18, 2019 and expect to launch AMZEEQ in the United States in the first quarter of 2020. As a result, we expect to commence generating revenues from sales of AMZEEQ in the first half of 2020. We will not commercially launch FMX103 or our other product candidates in the United States or generate any revenues from sales of any of our product candidates unless and until we obtain marketing approval. Our ability to generate revenues from sales will depend on the successful commercialization of our drug product AMZEEQ, our product candidate FMX103 and any other product candidates.

As of September 30, 2019, we generated cumulative revenues of approximately $32.0 million under development and license agreements, of which approximately $18.4 million were development service payments, approximately $3.1 million were contingent payments and $10.5 million were royalty payments. We received royalty payments in relation to Finacea, the prescription foam product that we developed in collaboration with Bayer, which later assigned it to LEO. In the three months ended September 30, 2019, we did not receive or become entitled to any royalty payments due to the ongoing suspension of the manufacturing of Finacea by LEO, following inadequate supply of quality-compliant batches of the API used in such product, as described in “Key Developments” above. We may become entitled to additional contingent payments in the future, subject to achievement of the applicable clinical results by our other licensees. However, in light of the current phase of development and associated milestone schedules under these agreements, we do not expect to receive significant payments in the near term, if at all.

Cost of Revenues

There was no cost of revenues for the three or nine month periods ended September 30, 2019 as we had no revenues during these periods. There was no cost of revenues in the three months ended September 30, 2018 as the revenues consisted of royalties, which do not bear related cast of revenue.

We do not expect to incur a substantial cost of revenue until we begin serial production of AMZEEQ, at which point we expect our cost of revenues to grow along with the growth of our sales of the drug product and inventory needs.

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

Our research and development expenses to date relate primarily to the development of AMZEEQ, FMX103 and FDC105. From January 1, 2007 until September 30, 2019, we cumulatively spent approximately $205.3 million on research and development of AMZEEQ, FMX103, FCD105 and our other product candidates. Our total research and development expenses for the three months ended September 30, 2019 and 2018 were approximately $12.5 and $13.1 million, respectively. Our total research and development expenses for the nine months ended September 30, 2019 and 2018 were approximately $35.9 and $52.8 million, respectively. We charge all research and development expenses to operations as they are incurred.

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

The successful development of our product candidates is highly uncertain. While we have filed an NDA for FMX103, we cannot provide any assurances that we will receive approval from the FDA. As such, at this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of our technology for additional indications. This uncertainty is due to numerous risks and variables associated with developing products, including the uncertainty of:

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

A change in the outcome of any of these variables with respect to the development of our product candidates could result in a significant change in the costs and timing associated with their development. For example, if the FDA was to require us to conduct preclinical studies and clinical trials beyond those which we currently anticipate for the completion of clinical development of our product candidates, or if we experience significant delays in enrollment in any clinical trials, we could be required to expend significant additional time and financial resources on the completion of the clinical development.

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

We expect that our selling, general and administrative expenses will increase due to our commercialization efforts for AMZEEQ and, if approved, FMX103, including the expected hiring of sales representatives and additional employees focused on sales, marketing, business development and related infrastructure. Our total selling, general and administrative expenses for the three months ended September 30, 2019 and 2018 were approximately $10.7 and $3.3 million, respectively, and for the nine months ended September 30, 2019 and 2018 were approximately $22.9 and $10.0 million, respectively.

Our ability to successfully commercialize AMZEEQ and, if approved, FMX103, is highly uncertain and depends on a number of factors, including market adoption of our products or product candidates by physicians and patients, market access uncertainty, our ability to scale to the market opportunity and the existence of existing and future products that may compete with ours. As such, at this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary for successful commercialization of AMZEEQ or, if approved FMX103.

Financial Income, net

Financial income, net consists primarily of gains from interest earned from our bank deposits and financial income on our marketable securities offset by interest expenses on our long-term debt.

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

Comparison of the Three-Month Periods Ended September 30, 2019 and 2018

Revenues

We had no revenues for the three months ended September 30, 2019, compared to revenues of $0.9 million for the three months ended September 30, 2018. The decrease for the three months ended September 30, 2019 is due to the ongoing failure of LEO’s contract manufacturer to produce the API for Finacea in compliance with the required specifications and quality. The lack of supply of Finacea resulted in no royalty revenues from the sale of Finacea for the three months ended September 30, 2019. LEO has informed us that they are working diligently to address the issue in order to be able to produce supply of the finished product. This supply chain issue for Finacea is not related to the manufacturing, production or supply of any of our other products or product candidates, including AMZEEQ and FMX103.

Cost of revenues

There was no cost of revenues for the three months ended September 30, 2019 as we had no revenues during this period. During the three months ended September 30, 2018 our revenues consisted entirely of royalties, which bear no related cost of revenue.

Research and development expenses

Our research and development expenses for the three months ended September 30, 2019 were $12.5 million, representing a decrease of $0.6 million, or 4.6%, compared to $13.1 million for the three months ended September 30, 2018. The decrease in research and development expenses resulted primarily from a decrease of $5.0 million in clinical trial expenses due to the completion of AMZEEQ and FMX103 clinical trials, offset by an increase of $2.6 million in payment related to the submission of our NDA for FMX103, an increase of $0.8 million in payroll and payroll-related expenses due to an increase in headcount and salaries and $0.7 million increase in consulting expenses.

Selling, general and administrative expenses

Our selling, general and administrative expenses for the three months ended September 30, 2019 were $10.7 million, representing an increase of $7.4 million, or 224.2%, compared to $3.3 million for the three months ended September 30, 2018. The increase in selling, general and administrative expenses resulted primarily from an increase of $6.4 million in advisors and consulting expenses in connection with the pre-commercialization activities and an increase of $0.8 million in payroll and payroll-related expenses due to an increase in headcount.

Operating loss

Our operating loss for the three months ended September 30, 2019 was $23.2 million, compared to an operating loss of $15.6 million for the three months ended September 30, 2018, representing an increase of $7.6 million, or 48.8%. The increase is primarily due to an increase in selling, general and administrative expenses.

Finance income

In the three months ended September 30, 2019 and 2018, our financial income included mostly gains from marketable securities and interest earned on our bank deposits, which were offset by interest expenses on our long-term debt.

Finance expenses (income) by cash and non-cash components are as follows:

	Three months ended September 30,
	2019	2018
	(in thousands of U.S. dollars)
Interest on bank deposits	$(154)	$(51)
Gain from marketable securities, net	(227)	(107)
Total income	(381)	(158)
Less:
Other expenses	6	4
Interest and finance expenses on long-term debt	329	-
Non-cash foreign exchange loss, net	8	35
Total expenses	343	39
Finance income, net	$(38)	$(119)

Taxes on income

During the three month ended September 30, 2019 we had no tax expenses, as compared to expenses of $13,000 during the three months period September 30, 2018.

Net Loss

Our net loss for the three months  ended September 30, 2019 was $23.2 million, as compared to $15.5 million for the three months ended September 30, 2018, representing an increase of $7.7 million, or 49.6%. The increase was primarily due to an increase in expenses for pre-commercialization activities.

Comparison of the Nine-Month Periods Ended September 30, 2019 and 2018

Revenues

Our total revenues decreased by $2.4 million, or 89%, to $0.3 million for the nine months ended September 30, 2019, compared to $2.7 million for the nine months ended September 30, 2018. The decrease for the nine months ended September 30, 2019 is due to the ongoing failure of LEO’s contract manufacturer to produce the API for Finacea in compliance with the required specifications and quality. LEO has informed us that they are working diligently to address the issue in order to be able to produce supply of the finished product. This supply chain issue for Finacea is not related to the manufacturing, production or supply of any of our other products or product candidates, including AMZEEQ and FMX103.

Cost of revenues

There was no cost of revenues for the nine months ended September 30, 2019 and 2018, as revenues consisted almost entirely of royalties, which bear no related cost of revenue.

Research and development expenses

Our research and development expenses for the nine months ended September 30, 2019 were $35.9 million, representing a decrease of $16.9 million, or 32.0%, compared to $52.8 million for the nine months ended September 30, 2018. The decrease in research and development expenses resulted primarily from a decrease of $24.3 million in clinical trial expenses due to the completion of AMZEEQ and FMX103 clinical trials, offset by an increase of $2.6 million in payments related to the submission of our NDA for FMX103, an increase of $1.8 million in payroll and payroll-related expenses due to an increase in headcount and salaries and a $2.3 million increase in consulting expenses.

Research and development expenses for the nine months ended September 30, 2019 included expenses related to materials, in the amount of $1.5 million, purchased for the manufacturing of AMZEEQ. Following FDA approval of AMZEEQ on October 18, 2019, all future materials purchased for commercial manufacturing will be capitalized as inventory.

Selling, general and administrative expenses

Our selling, general and administrative expenses for the nine months ended September 30, 2019 were $22.9 million, representing an increase of $12.9 million, or 129.0%, compared to $10.0 million for the nine months ended September 30, 2018. The increase in selling, general and administrative expenses resulted primarily from an increase of $10.4 million in advisors and consulting expenses mostly relating to the pre-commercialization activities and an increase of $2.3 million in payroll and payroll-related expenses due to increase in headcount.

Operating loss

Our operating loss for the nine months ended September 30, 2019 was $58.4 million, compared to an operating loss of $60.1 million for the nine months ended September 30, 2018, representing a decrease of $1.7 million, or 2.8%.

Finance income

In the nine months ended September 30, 2019 and 2018, our financial income included mostly gains from marketable securities and interest earned on our bank deposits, which we offset by finance expenses on our long-term debt.

Finance expenses (income) by cash and non-cash components are as follows:

	Nine months ended September 30,
	2019	2018
	(in thousands of U.S. dollars)
Interest on bank deposits	$(495)	$(205)
Gain from marketable securities, net	(890)	(326)
Total income	(1,385)	(531)
Less:
Other expenses	15	13
Interest and finance expenses on long-term debt	329	-
Non-cash foreign exchange loss, net	133	47
Total expenses	477	60
Finance income, net	$(908)	$(471)

Taxes on income

During the nine months ended September 30, 2019 and 2018, we incurred tax income of $0.2 million and tax expenses of $0.5 million, respectively. The tax income recognized during the nine months ended September 30, 2019 related to the reversal of a provision for uncertain tax positions.

Net Loss

Our net loss for the nine months ended September 30, 2019 was $57.4 million, compared to $60.1 million for the nine months ended September 30, 2018, representing a decrease of $2.7 million, or 4.5%. The decrease was primarily due to the decrease in research and development costs related to clinical trials of AMZEEQ and FMX103.

Sources of liquidity

Since inception, we have incurred losses from operations and negative cash flows from our operations. For the nine months ended September 30, 2019, we incurred a net loss of $57.4 million, which included $51.1 million used for operating activities. For the nine months ended September 30, 2018, we incurred a net loss of $60.1 million, which included $57.8 million used for operating activities.

As of September 30, 2019 and September 30, 2018, we had a working capital surplus of $63.2 million and $103.0 million, respectively, and an accumulated deficit of $272.8 million and $201.3 million, respectively.

Our principal source of liquidity as of September 30, 2019 consisted of cash and investments of $75.7 million.

On July 29, 2019, we entered into a Credit Agreement with several parties including Perceptive as administrative agent that provides us with a senior secured delayed draw term loan facility in an aggregate principal amount of up to $50.0 million in several tranches, and subject to our achievement of certain conditions, milestones and revenue targets. For further details, see “Key Developments” above.

In connection with the Credit Agreement, on July 29, 2019, we entered into the Purchase Agreement, pursuant to which we issued and sold to Perceptive Life Sciences, in a registered offering, an aggregate of 6,542,057 of our Ordinary Shares at a purchase price of $2.14 per share for aggregate gross proceeds of approximately $14 million, before deducting offering expenses. For further details, see “Key Developments” above.

On August 19, 2019, we entered into the Sales Agreement with Cantor as sales agent, that provides us with a right to offer, issues and sell through Cantor, from time to time, Ordinary Shares having an aggregate offering price of up to $30.0 million. We are not obligated to make any sales of Ordinary Shares under the Sales Agreement, and if we elect to make any sales, we can set a minimum sale price for the Ordinary Shares from time to time and instruct Cantor not to sell Ordinary Shares if the sales cannot be effected at or above such designated price. For further details, see “Key Developments” above.

We anticipate that with our existing cash and investments, along with funds that we may be entitled to receive under the Credit Agreement and our 2020 estimated revenues , will be able to fund our planned operating expenses and capital expenditure requirements into the first quarter of 2021. These planned expenses include: (a) commercialization and launch of AMZEEQ, (b) pre-commercialization and launch preparations for FMX103, assuming we receive regulatory approval, (c) certain pipeline development activities, and (d) other general corporate expenses. We expect we will need additional funding to support our operating expenses and capital requirements during the first quarter of 2021 and beyond, including with regard to the commercialization of any of our other product candidates if they are granted regulatory approval, and to fund our internal and external research and development efforts. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Capital Resources

Overview

To date, we have financed our operations through private and public placements of our Ordinary Shares, debt, warrants and through fees, cost reimbursements and royalties received from our licensees.

From inception through September 30, 2019, we have received net cash proceeds of approximately $308.1 million from the issuance of Ordinary Shares, preferred shares, exercise of options and warrants and from convertible loans.

Cash flows

The following table summarizes our statement of cash flows for the nine months ended September 30, 2019 and 2018:

	Nine months ended September 30,
	2019	2018
	(in thousands of U.S. dollars)
Net cash (used in) / provided by:
Operating activities	$(51,148)	$(57,766)
Investing activities	35,835	37,345
Financing activities	$27,954	$92,362

Net cash used in operating activities

The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and measurements and changes in components of working capital. Adjustments to net income for non-cash items mainly include depreciation and amortization and share-based compensation.

Net cash used in operating activities was $51.1 million in the nine months ended September 30, 2019, compared to $57.8 million in the nine months ended September 30, 2018. The decrease was attributable to the decrease in activity related to conducting clinical trials.

Net cash provided by investing activities

Net cash provided by investing activities was $35.8 million in the nine months ended September 30, 2019, compared to $37.3 million in the nine months ended September 30, 2018. The decrease was attributable primarily to a decrease in proceeds from the sale and maturity of marketable securities and bank deposits.

Net cash provided by financing activities

There was $28.0 million provided by financing activities in the nine months ended September 30, 2019, compared to $92.4 million in the nine months ended September 30, 2018. The decrease was attributable to the fact that the total funds raised during the nine months ended September 30, 2019 under the Credit Agreement and the Purchase Agreement amounted to less than the total funds raised under our April 2018 and September 2018 offerings.

Cash and funding sources

The table below summarizes our main sources of financing for the nine months ended September 30, 2019 and 2018:

	Proceeds from our public offerings(1)	Proceeds from debt financing and issuance of warrant (1)	Proceeds from issuance of Ordinary Shares	Payments from licensees	Total
	(in thousands of U.S. dollars)
September 30, 2019	$13,714	$14,196	$54	$1,374	$29,338
September 30, 2018	$91,479	$-	$883	$2,797	$95,159
___________________________
(1) Net of issuance costs.

Our sources of financing in the nine months ended September 30, 2019 amounted to a total of approximately $29.3 million and consisted primarily of $14.2 million of net proceeds from the first tranche of the Term Loan, $13.7 million of net proceeds from the registered offering under the Purchase Agreement and $1.4 million of payments from licensees.

Our sources of financing in the nine months ended September 30, 2018 amounted to a total of approximately $95.2 million and consisted primarily of $16.1 million of net proceeds from our August 2018 registered direct offering, $75.3 million of net proceeds from our September 2018 follow-on offering, and $2.8 million of payments from licensees.

We have no ongoing material financial commitments (such as lines of credit) that may affect our liquidity over the next five years other than our commitments under the Credit Agreement.

Funding requirements

We anticipate that with our existing cash and investments, along with funds that we may be entitled to receive under the Credit Agreement and our 2020 estimated revenues, will be able to fund our planned operating expenses and capital expenditure requirements into the first quarter of 2021. These planned expenses include: (a) commercialization and launch preparations for AMZEEQ, (b) pre-commercialization and launch preparations for FMX103, assuming we receive regulatory approval, (c) certain pipeline development activities, and (d) other general corporate expenses. We expect we will need additional funding to support our operating expenses and capital requirements during the first quarter of 2021 and beyond, including with regard to the commercialization of our product candidates and to fund our internal and external research and development efforts. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Our present and future funding requirements will depend on many factors, including, inter alia:

•
selling, marketing and patent-related activities undertaken in connection with the anticipated commercialization of AMZEEQ, FMX103 and any other product candidates, as well as costs involved in the development of an effective sales and marketing organization;

•	the progress, timing and completion of preclinical testing and clinical trials for pipeline product candidates;

•
the time and costs involved in obtaining regulatory approval for FMX103 and our other pipeline product candidates and any delays we may encounter as a result of evolving regulatory requirements or adverse results with respect to any of these products;

•	the efforts necessary to institute post-approval regulatory compliance requirements for AMZEEQ;

•	the number of potential new products we identify and decide to develop;

•
the costs involved in filing and prosecuting patent applications and obtaining, maintaining and enforcing patents or defending against claims or infringements raised by third parties, and license royalties or other amounts we may be required to pay to obtain rights to third party intellectual property rights; and

•
the amount of revenues, if any, we may derive either directly or in the form of royalty payments from future sales of our drug product AMZEEQ, our product candidate FMX103 and any other pipeline product that is commercialized.

Our operating plan may change as a result of many factors currently unknown to us, and any such change may affect our funding requirements. We have never before, as an organization, launched a product commercially, and the costs involved in such commercial launch may exceed our expectations. We may therefore need to seek additional capital sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations or additional license arrangements. Such financings may result in dilution to shareholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business.

For more information as to the risks associated with our future funding needs, see “Part II, Item 1A—Risk Factors—Risks Related to Our Business and Industry—We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts” included herein.

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any off-balance sheet arrangements.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and regulations promulgated thereunder) as of September 30, 2019. Based on such evaluation, management has concluded that, as of September 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

You should carefully consider the following factors and other information in this Quarterly Report. If any of the negative events referred to below occur, our business, financial condition and results of operations could suffer. In any such case, the trading price of our ordinary shares could decline.

Risks Related to the Merger

The consummation of the merger with Menlo is contingent upon the satisfaction of a number of conditions, including certain conditions that are outside of our control. As a result, one or more conditions to closing of the merger may not be satisfied and the merger may not be completed.

We cannot provide any assurance that the merger will be completed or that there will not be a delay in the completion of the merger. The ability to consummate the merger is subject to risks and uncertainties, including, but not limited to, the risks that the conditions to the merger are not satisfied, or if possible, waived, including, among others, (a) the approval of our shareholders of the merger; (b) the approval of the shareholders of Menlo of the issuance of Menlo common stock; (c) the effectiveness of the registration statement relating to the Menlo common stock to be issued in the merger; and (d) the absence of governmental restraints or prohibitions preventing the consummation of the merger. Neither we nor Menlo can predict whether and when these other conditions will be satisfied.

If the merger is not completed for any reason, we may be subjected to a number of material risks. The price of our ordinary shares may decline to the extent that the current market price reflects a market assumption that the merger will be completed. In addition, some costs related to the merger must be paid by us whether or not the merger is completed. Furthermore, we may experience negative reactions from our shareholders and/or employees.

The Merger Agreement contains provisions that restrict our ability to pursue alternatives to the merger and, in specified circumstances, could require us to pay Menlo a termination fee of up to $3.7 million.

Under the Merger Agreement, we are restricted, subject to certain exceptions, from soliciting, initiating, knowingly encouraging, facilitating, discussing or negotiating, or furnishing information with regard to, any inquiry, proposal or offer for an alternative transaction from any person or entity. The Merger Agreement further provides that, upon termination of the Merger Agreement under specified circumstances, including termination of the Merger Agreement by (i) Menlo after a change in the recommendation of our Board of Directors, (ii) us, to accept and enter into a binding agreement to be acquired by a third party who submitted a superior proposal (subject to the terms and conditions of the merger) or (iii) (A) if a takeover proposal is made for us and is publicly known and is not withdrawn at the time of our shareholders’ meeting, (B) the merger agreement is terminated due to the failure of our shareholders to approve the merger or by Menlo due to a material breach of the Merger Agreement by us (including the “no solicitation” provisions) and (C) we enter into or consummate an alternative transaction within 12 months following such date of termination, we may be required to pay Menlo a termination fee equal to $3.7 million in cash.

There can be no assurance that the expected benefits of the merger will occur or be fully or timely realized.

The success of the merger will depend, in part, on the ability of us and Menlo to successfully integrate the businesses of Foamix and Menlo. If we and Menlo are not able to successfully combine the businesses of Foamix and Menlo in an efficient and effective manner, the anticipated benefits, synergies, operational efficiencies and cost savings may not be realized fully or at all, or may take longer to realize than expected, and the share price, revenues, levels of expenses and results of operations of Menlo may be adversely affected.

The combination of two independent businesses is a complex, costly and time consuming process, and the management of Menlo may face significant challenges in implementing such integration, including, without limitation:

•	diversion of management's attention from ongoing business concerns and performance shortfalls at one or both of Foamix and Menlo as a result of the devotion of management's attention to the merger;

•	difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects;

•	challenges of managing a larger post-merger company addressing differences in business culture and retaining key personnel;

•	conforming standards, controls, procedures and accounting and other policies and compensation structures between Foamix and Menlo; and

•	coordinating geographically separate organizations.

Many of these factors will be outside of the control of us or Menlo and any one of them could result in increased costs and diversion of management's time and energy, as well as decreases in the amount of expected revenues which could materially impact our and Menlo’s business, financial conditions and results of operations. In addition, the actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. Actual growth and cost savings, if achieved, may be lower and may take longer to achieve than anticipated. Difficulties in the integration process and other disruptions resulting from the merger could adversely affect Menlo’s relationships with employees, distributors and other persons with whom we or Menlo has a business relationship.

Our shareholders cannot be sure of the value of the consideration they will receive in the merger or of the ownership or voting interest they will have in Menlo. Additionally, our shareholders will receive common stock of Menlo as a result of the merger, which has rights different from our ordinary shares.

Because the market price of Menlo common stock and Foamix ordinary shares will fluctuate, our shareholders cannot be sure of the value of the consideration they will receive in the merger. In addition, because the exchange ratio is fixed, the number of shares of Menlo common stock to be received by holders of our ordinary shares in the merger will not change between now and the time the merger is completed to reflect changes in the trading prices of our ordinary shares or Menlo common stock. Stock price changes may result from a variety of factors, including general market and economic conditions, operations and prospects of us and Menlo and an evolving regulatory landscape. Market assessments of the benefits of the merger and the likelihood that the merger will be consummated, as well as general and industry specific market and economic conditions, may also impact market prices of our ordinary shares and Menlo common stock. Many of these factors are beyond our and Menlo's control.

In addition, in connection with the merger, our shareholders may receive contingent stock rights, if the Efficacy Determination is not received prior to the closing of the Merger and prior to May 31, 2020. If the contingent stock rights become convertible pursuant to the contingent stock rights agreement (or the Efficacy Determination is received prior to the closing of the merger and prior to May 31, 2020), our shareholders will receive additional shares of Menlo common stock as consideration in connection with the merger. The value of any contingent stock right depends on the trading price of Menlo common stock on the date of conversion. Additionally, if the contingent stock rights become convertible pursuant to the contingent stock rights agreement, our shareholders will obtain increased ownership and voting interest in Menlo. The contingent stock rights may not become convertible.  Because the Efficacy Determination may not be received by the time our shareholders vote on the Merger, or by the time we consummate the Merger, our shareholders may not know, at the time of voting or at the time of closing, whether they will get additional shares of Menlo Common Stock in the Merger as a result of the Efficacy Determination.

Upon completion of the merger, the rights of our shareholders will be governed by the articles of incorporation and by-laws of Menlo. The rights associated with our ordinary shares are different from the rights are associated with Menlo common stock. In addition, the laws of Delaware differ from the laws in effect in Israel and may afford less or different rights and protections to holders of securities in Menlo.

We will be subject to business uncertainties and contractual restrictions until the merger is consummated.

Uncertainty about the effect of the merger on employees, distributors and other persons with whom we have a business relationship as well as regulatory permits, licenses, and other contracts, particularly for which the merger could be deemed a "change-in-control" under the applicable terms and conditions, may have an adverse effect on us and consequently on Menlo. These uncertainties may impair our ability to attract, retain and motivate key personnel until the consummation of the merger and for a period of time thereafter, and could cause others that deal with the parties to delay or defer certain business decisions or decide to terminate, modify or renegotiate their relationships with us, decide not to conduct business with us or take other actions as a result of the merger, which could negatively affect Menlo and/or our revenues, earnings and cash flows, as well as the market price of our ordinary shares, regardless of whether the merger is consummated. Retention of employees could be challenging during the pendency of the merger due to uncertainty about their future roles. If key employees depart because of issues related to the uncertainty and difficulty of integration or a desire not to remain with the businesses, Menlo's business following the consummation of the merger could be negatively impacted.

In addition, the Merger Agreement restricts us, without the consent of Menlo, from amending our organizational documents, declaring or paying dividends, repurchasing securities, issuing securities, incurring debt outside of certain agreed exceptions, making loans, disposing of any material assets, leasing property, settling any litigation, making capital expenditures over a specified threshold and taking other specified actions until the earlier of the completion of the merger or the termination of the Merger Agreement. These restrictions may prevent or delay pursuit of strategic corporate or business opportunities that may arise prior to the consummation of the merger and may impair our ability to attract, retain and motivate key personnel. Adverse effects arising during the pendency of the merger could be exacerbated by any delays in consummation of the merger or termination of the Merger Agreement.

We and Menlo will incur substantial transaction fees and costs in connection with the merger.

We and Menlo expect to incur a number of non-recurring transaction-related costs associated with completing the merger, combining the operations of the two organizations and achieving desired synergies. These fees and costs will be substantial. Non-recurring transaction costs include, but are not limited to, fees paid to legal, financial and accounting advisors, retention, severance and other integration-related costs, filing fees and printing costs. Additional unanticipated costs may be incurred in the integration of our business and Menlo’s business. There can be no assurance that the elimination of certain duplicative costs, as well as the realization of other efficiencies related to the integration of the two businesses, will offset the incremental transaction-related costs over time. Thus, any net benefit may not be achieved in the near term, the long term or at all.

Risks Related to Our Business and Industry

We are largely dependent on the success of our drug product, AMZEEQ for the treatment of acne, and our product candidate FMX103 for the treatment of rosacea.

We have invested a majority of our efforts and financial resources in the research and development of AMZEEQ for the treatment of moderate-to-severe acne, which received approval from the FDA, on October 18, 2019 for the treatment of inflammatory lesions of non-nodular moderate-to-severe acne vulgaris in patients nine years of age and older, and FMX103 for the treatment of moderate-to-severe papulopustular rosacea in adults, for which we submitted an NDA, that was accepted by the FDA in October 2019. We plan to dedicate our resources toward (i) commercialization efforts for AMZEEQ; (ii) pre-commercialization efforts for FMX103 in anticipation of potential FDA approval; and (iii) advancing our pipeline candidates. The success of our business depends largely on our ability to successfully commercialize AMZEEQ and to obtain regulatory approval for and successfully commercialize FMX103 in a timely manner. If we fail to do so, we may not be able to obtain adequate funding to continue to operate our business.

We have limited commercial sales experience, which makes it difficult to evaluate our current business, predict our future prospects and forecast our financial performance and growth.

To date, we have not generated any revenues from the sale of our drug products. Our lead product, AMZEEQ, was approved by the FDA in October 2019 but is not yet commercially available. We plan to launch AMZEEQ in the first quarter of 2020, but there is no assurance that launch will occur on the timing we anticipate, and we may encounter delays or hurdles related to our launch that affect that timing. Successful commercialization of AMZEEQ or any future products is subject to many risks. Although many of our employees have launched and commercialized products during their employment at other organizations, Foamix has not, as an organization, launched or commercialized a product, and there is no guarantee that we will be able to do so successfully with AMZEEQ or any of our product candidates.

We are currently building our commercial team and hiring our U.S. sales force, and therefore, we will need to train and further develop the team and any new hires in order to successfully coordinate the launch and commercialization of AMZEEQ and, if approved, any of our product candidates. Even if we are successful in building out our commercial team, there are many factors that could cause the launch and commercialization of AMZEEQ or any future products to be unsuccessful, including a number of factors that are outside our control. The commercial success of AMZEEQ depends on, among other things, the extent to which patients and physicians accept and adopt AMZEEQ. For example, if the expected patient population is smaller than we estimate or if physicians are unwilling to prescribe or patients are unwilling to take AMZEEQ, the commercial potential of AMZEEQ will be limited. In addition, we also do not know how physicians, patients and payors will respond to the pricing of AMZEEQ. Thus, significant uncertainty remains regarding the commercial potential of AMZEEQ. Moreover, our ability to effectively generate revenues from AMZEEQ will depend on our ability to, among other things:

•	achieve and maintain compliance with regulatory and other requirements;

•	create market demand for and achieve market acceptance of AMZEEQ through our marketing and sales activities and other arrangements established for the promotion of AMZEEQ;

•	compete with other acne treatments (either in the present or in the future);

•	train, deploy and support a qualified sales force;

•
maintain  and obtain agreements with third-party manufacturers that can produce commercial supplies of AMZEEQ at a scale sufficient to meet our anticipated demand and on terms acceptable to us and that can develop, validate and maintain commercially viable manufacturing processes that are compliant with current Good Manufacturing Practice, or cGMP, regulations, including our exclusive agreement with ASM for the supply of the finished product of AMZEEQ and our third party agreements with the suppliers of AMZEEQ’s active pharmaceutical ingredient, or API;

•	implement and maintain agreements with wholesalers, distributors and group purchasing organizations on commercially reasonable terms;

•	ensure that our entire supply chain efficiently and consistently delivers AMZEEQ to our customers;

•	receive coverage and adequate reimbursement for AMZEEQ from commercial health plans and governmental health programs;

•	successfully educate physicians and patients about the benefits, risks, administration and use of AMZEEQ;

•	obtain acceptance of AMZEEQ as safe and effective by patients and the medical community;

•	receive positive publicity related to AMZEEQ relative to the publicity related to our competitors’ products; and

•	maintain and defend our patent protection and obtain regulatory exclusivity for AMZEEQ and our other product candidates.

Any disruption in our ability to generate revenues from the sale of AMZEEQ will have a material and adverse impact on our results of operations.

We are currently building our sales, marketing and distribution capabilities, and if we are unable to expand such capabilities, our business, results of operations and financial condition may be materially adversely affected.

In order to successfully market AMZEEQ, we must continue to build and develop our sales, marketing, distribution, managerial, compliance, and related capabilities or make arrangements with third parties to perform these services. If we are unable to establish adequate sales, marketing, and distribution capabilities, whether independently or with third parties, we may not be able to appropriately commercialize AMZEEQ and may not become profitable.

Included in our strategy in the United States is the establishment of a specialized internal sales force to commercialize AMZEEQ, and we will need to conduct further activities to build and develop our sales force. These efforts will continue to be expensive and time-consuming, and we cannot be certain that we will be able to successfully develop this capability. AMZEEQ is a newly-marketed drug and, therefore, none of the members of our sales force has ever promoted AMZEEQ prior to its commercial launch. In addition, we must train our sales force to ensure that a consistent and appropriate message about AMZEEQ is being delivered to our potential customers. If we are unable to effectively train our sales force and equip them with effective materials, including medical and sales literature to help them inform and educate potential customers about the benefits of AMZEEQ and its proper administration, our efforts to successfully commercialize AMZEEQ could be harmed, which would negatively impact our ability to generate product revenue.

Additionally, even after initial development of our sales force and the commercial launch of AMZEEQ, we will need to maintain and further develop our sales force, and we will be competing with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. In the event we are unable to effectively develop and maintain our commercial team, including our U.S. sales force, our ability to effectively commercialize AMZEEQ would be limited, and we would not be able to generate product revenues successfully. There are risks involved both with establishing our own sales and marketing capabilities and with entering into arrangements with third parties to perform these services. For example, any efforts to develop a sales and marketing organization would be subject to numerous risks, including, but not limited to, the following:

•	recruiting and training a sales force is expensive and time consuming and could delay our product launch;

•	we may be unable to recruit, retain or motivate adequate numbers of effective and qualified sales and marketing personnel;

•	we may be unable to provide adequate training to sales and marketing personnel;

•	our sales personnel may be unable to obtain access to physicians or convince adequate numbers of physicians to prescribe AMZEEQ;

•	there may be unforeseen costs and expenses associated with creating an independent sales and marketing organization; and

•	we may incur significant unexpected expenses if the commercial launch of AMZEEQ is delayed or does not occur for any reason.

If we do not establish sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our proposed products.

We have not obtained regulatory approvals to market FMX103 or our pipeline product candidates, and we may be delayed in obtaining or fail to obtain such regulatory approvals and to commercialize these product candidates.

The process of developing, obtaining regulatory approval for and commercializing FMX103 and our other product candidates is long, complex, costly and uncertain, and delays or failure can occur at any stage. Furthermore, the research, testing, manufacturing, labeling, marketing, sale and distribution of drugs are subject to extensive and rigorous regulation by the FDA. We are not permitted to market any of our product candidates in the United States until we receive approval of the applicable NDA from the FDA. To gain approval of an NDA or other equivalent regulatory approval, we must provide the FDA with clinical data that demonstrates the continued safety and efficacy of the product for the intended indication.

While we have received FDA approval to market AMZEEQ, we have not received formal regulatory clearance to market FMX103 from the FDA. Our other product candidates are at earlier stages of development and therefore subject to similar or even greater uncertainty and risk than FMX103.

Although we received positive Phase III clinical trial results for FMX103, the results of those clinical trials may be unsatisfactory to the FDA even if we believe those clinical trials were successful. The FDA may require that we conduct additional clinical, nonclinical, manufacturing, validation or drug product quality studies and submit that data before considering or reconsidering any NDA we may submit. Depending on the extent of these additional studies, approval of any applications that we submit may be significantly delayed or may require us to expend more resources than we have available. It is also possible that additional studies we conduct may not be considered sufficient by the FDA to provide regulatory approval.

If any of these outcomes occur, we would not receive approval for FMX103 or our other product candidates and may be forced to cease operations.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions including our NDA which was accepted in October 2019 seeking approval for our product candidate FMX103 for the treatment of moderate-to-severe papulopustular rosacea in adults, and such delays could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

If the FDA does not conclude that FMX103 satisfies the requirements under Section 505(b)(2) of the Federal Food Drug and Cosmetics Act, or Section 505(b)(2), or if the requirements for FMX103 under Section 505(b)(2) are not as we expect, the approval pathway will likely take significantly longer, cost significantly more and entail significantly greater complications and risks than anticipated, and in either case may not be successful.

We have submitted an NDA for FMX103 under the FDA’s 505(b)(2) regulatory pathway. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, added Section 505(b)(2) to the Federal Food, Drug and Cosmetic Act, or FDCA. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant, and for which the applicant has not received a right of reference, which could expedite the development program for FMX103 by potentially decreasing the amount of clinical data that we would need to generate in order to obtain FDA approval. If the FDA does not allow us to pursue the Section 505(b)(2) regulatory pathway, we may need to conduct additional clinical trials, provide additional data and information, and meet additional standards for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval for FMX103, and complications and risks associated with this product candidate, would likely increase significantly. Moreover, inability to pursue the Section 505(b)(2) regulatory pathway could result in new competitive products reaching the market more quickly than our product candidate, which would likely harm our competitive position and prospects. Even if we are allowed to pursue the Section 505(b)(2) regulatory pathway, our product candidate may not receive the requisite approvals for commercialization.

In addition, notwithstanding the approval of AMZEEQ and certain other products by the FDA under Section 505(b)(2) over the last few years, certain competitors and others have objected to the FDA’s interpretation of Section 505(b)(2). If the FDA’s interpretation of Section 505(b)(2) is successfully challenged, the FDA may be required to change its 505(b)(2) policies and practices, which could delay or even prevent the FDA from approving any NDA that we submit under Section 505(b)(2). In addition, the pharmaceutical industry is highly competitive, and Section 505(b)(2) NDAs are subject to special requirements designed to protect the patent rights of sponsors of previously approved drugs that are referenced in a Section 505(b)(2) NDA and we may be required to certify against patents listed in the FDA’s Orange Book. These requirements may give rise to patent litigation and mandatory delays in approval of our NDAs for up to 30 months depending on the outcome of any litigation. It is not uncommon for a manufacturer of an approved product to file a citizen petition with the FDA seeking to delay approval of, or impose additional approval requirements for, pending competing products. If successful, such petitions can significantly delay, or even prevent, the approval of the new product. However, even if the FDA ultimately denies such a petition, the FDA may substantially delay approval while it considers and responds to the petition. In addition, even if we are able to utilize the Section 505(b)(2) regulatory pathway for FMX103, there is no guarantee this would ultimately lead to faster product development or earlier approval.

Moreover, even if FMX103 is approved under Section 505(b)(2), the approval may be subject to limitations on the indicated uses for which the product may be marketed or to other conditions of approval, or may contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the products.

We may not receive market exclusivity for our product candidates under the Hatch-Waxman Act since our lead product candidates are based on an “old antibiotic” and therefore potential competitors may develop generic versions of our product(s) after launch that, if approved, could compete directly with our product(s) sooner than we expect.

Statutory exclusivity provides the holder of an approved NDA limited protection from new competition in the marketplace for the innovation represented by its approved drug product and precludes approval of certain 505(b)(2) applications and ANDAs, including for a generic version of the drug product, for prescribed periods of time. During the exclusivity period, the FDA may not approve a Section 505(b)(2) application or ANDA to the extent it is subject to exclusivity, or in the case of exclusivity for a new chemical entity may not receive a Section 505(b)(2) application or ANDA. Changes to a drug resulting from new clinical studies (other than bioavailability studies) that were “essential to approval,” and conducted or sponsored by the applicant, such as a new dosage form, strength, route of administration, dosing regimen or indication, are associated with a three-year period of exclusivity during which the FDA cannot approve an ANDA or 505(b)(2) application for the change.

Drugs based on an “old antibiotic,” such as minocycline, are subject to an additional limitation and will not receive three-year exclusivity for a “condition of use” that was approved before October 8, 2008. Prior to 2008, drugs based on an “old antibiotic” were not eligible for Hatch-Waxman Act exclusivity. In 2008, the Q1 Program Supplemental Funding Act of 2008 made drugs containing old antibiotics eligible for three-year exclusivity under certain conditions, but excluded from eligibility for that exclusivity any “condition of use” approved for such drugs before October 8, 2008. The statute does not define “condition of use” but the U.S. District Court has provided guidance in Viropharma, Inc. v. Hamburg, 898 F. Supp.2d (District of Columbia, 2012). In Viropharma, the court held that a supplemental new drug approval for the drug Vancocin was not eligible for three-year exclusivity because the supplemental new drug application at issue did not constitute a “significant new use” for the drug. The court held that the “inclusion of more specific dosing information that was within the range specified in the prior label,” “new instructions on monitoring patients’ renal function,” and “new instructions for the continuation of treatment in older patients” did not effect a “significant new use” but rather served only to “refine labeling regarding already approved conditions of use.” The FDA also emphasized that had the company sought approval for a new indication or a new dosing regimen, it would have had to comply with other statutory requirements (including by providing new pediatric data), and that since the company did not have to provide the clinical data, it did not merit the three-year exclusivity for old antibiotics.

We believe that the clinical data submitted for our product candidates will satisfy the exclusivity requirements for old antibiotics. Our Phase III clinical trials for AMZEEQ provided new clinical (including new pediatric) data that supported a topical route of administration, a new dosing regimen and a significantly lower concentration of minocycline than the prior oral form. FMX103 is indicated for the treatment of moderate-to-severe papulopustular rosacea, which is a new indication for minocycline. While we believe that any clinical data submitted to support FMX103 and each of our other pipeline products containing an old antibiotic will provide the required new significant benefits and uses to qualify for the three-year non-patent exclusivity, if the FDA and the U.S. courts do not agree with us, the product candidate would not be protected by three-year exclusivity under the Hatch Waxman Act. While we would continue to be able to enforce our patents listed in the FDA’s Orange Book against infringement by third-parties, including a 30-month or any further stay or injunction from a court during the pendency of litigation, the FDA could approve an ANDA for a generic version of our product and a company could launch the product at risk and we may not be able to obtain an injunction to prevent the launch, which would allow a generic into the market sooner than we expect. In addition, even if the FDA awards three-year exclusivity to each of these products, its scope will depend on how the FDA defines the exclusivity-protected change. If the FDA defines this change more narrowly than we anticipate, the three-year exclusivity could provide less protection against generic competition than expected. Moreover, even if we obtain three years marketing exclusivity an ANDA may be submitted at any time before the expiration of market exclusivity.

Because our Phase III clinical trials for AMZEEQ and FMX103 were not conducted head-to-head with the current standard of care drugs, we may not compare our results to those of existing drugs for promotional purposes, which may affect our sales and marketing efforts.

None of our Phase III clinical trials for AMZEEQ and FMX103 were conducted in head-to-head comparison with the drugs considered the current standard of care for the relevant indications, namely oral Solodyn for moderate-to-severe acne, and topical antimicrobials (such as Metrogel, generic metronidazole and Finacea) for rosacea. This means that none of the patient groups participating in these trials were or are being treated with the standard of care drugs alongside the groups treated with our product candidates.

The FDA generally requires adequate, well-controlled head-to-head clinical trials to support comparative claims regarding marketed products. As a result, we may not make promotional claims that compare AMZEEQ, FMX103 or any of our other product candidates that are commercialized in the future to the current standards of care or other competitor products which may negatively impact sales of our products.

Our ability to finance our operations and generate revenues depends on the commercial success of AMZEEQ and on the clinical and commercial success of FMX103 and our other product candidates, and failure to achieve such success will negatively impact our business.

Although we received FDA approval of AMZEEQ, we expect to continue to incur losses for the near future, which will delay our profitability. Moreover, it is possible that even if we succeed in developing and commercializing one or more of our other product candidates, we may never become profitable. Our near-term prospects, including our ability to finance our operations and generate revenues, depend on the successful commercialization of AMZEEQ and on the successful regulatory approval and commercialization of FMX103. The success of AMZEEQ, FMX103 and our other product candidates depends on a number of factors, many of which are beyond our control, including:

•	the effectiveness of our marketing, sales and distribution strategy and operations;

•	our ability to maintain, independently or via third parties, a commercially viable manufacturing process that is compliant with cGMP;

•	our success in educating health care providers and patients about the benefits, administration and use of AMZEEQ and, if approved, FMX103 and our other product candidates;

•
the FDA’s acceptance of our parameters for regulatory approval relating to FMX103 and our other product candidates, including our proposed indications, primary endpoint assessments, primary endpoint measurements and regulatory pathways;

•
the FDA’s acceptance of the number, design, size, conduct and implementation of our clinical trials for our clinical-stage product candidates, our trial protocols and the interpretation of data from preclinical studies or clinical trials;

•
the FDA’s acceptance of the sufficiency of the data we collected from our preclinical studies and clinical trials to support the submission of an NDA without requiring additional preclinical or clinical trials;

•	the FDA’s willingness to schedule an advisory committee meeting in a timely manner to evaluate and decide on the approval of an NDA;

•	the recommendation of the FDA advisory committee to approve our application without limiting the approved labeling, specifications, distribution or use of the products, or imposing other restrictions;

•	the FDA’s satisfaction with the NDA submission for FMX103 or our other product candidates;

•	the prevalence and severity of adverse events associated with AMZEEQ, FMX103 and our other product candidates;

•	the timely and satisfactory performance by third party contractors of their obligations in relation to our clinical trials and our manufacturing and supply of AMZEEQ and our product candidates;

•	our ability to raise additional capital on acceptable terms in order to achieve our goals;

•	the availability, perceived advantages, relative cost, safety and efficacy of alternative and competing treatments;

•	our ability to take advantage of the 505(b)(2) regulatory pathway and obtain regulatory marketing exclusivity for our products under the Hatch-Waxman Act;

•	our ability to create, obtain, protect and enforce our intellectual property rights with respect to AMZEEQ, FMX103 or our other product candidates;

•	the prevalence and severity of signs and symptoms associated with AMZEEQ, FMX103 and our other product candidates;

•
our ability to bring an action timely for patent infringement arising out of the filing of ANDAs by generic companies seeking approval to market generic versions of our products before the expiry of our patents; and

•	our ability to avoid third party claims of patent infringement or intellectual property violations.

If we fail to achieve these objectives or to overcome the challenges presented above, many of which are beyond our control, in a timely manner, we could experience significant delays or an inability to successfully commercialize AMZEEQ or our product candidates. Accordingly, we may not be able to generate sufficient revenues through the sale of AMZEEQ, FMX103 or our other product candidates to enable us to continue our business.

We may encounter delays in completing clinical trials for our product candidates and may even be prevented from commencing such trials due to factors that are largely beyond our control.

We have in the past and may in the future experience delays in completing our ongoing clinical trials and in commencing future clinical trials. We experienced significant delays in our Phase III clinical program for AMZEEQ, first due to quality control issues with certain active ingredients supplied to us by a third party and due to insufficient results in one of the co-primary endpoints, namely IGA treatment success, in one of the two initial Phase III trials, after which we conducted an additional Phase III clinical trial. Such difficulties may arise again in future trials for other indications and for our product candidates.

We rely on clinical research organizations, or CROs, and clinical trial sites to ensure the proper and timely conduct of our clinical trials. While we have agreements governing the committed activities of our CROs, we have limited influence over their actual performance. A failure of one or more of our clinical trials can occur at any time during the clinical trial process. Clinical trials can be delayed or aborted for a variety of other reasons, including delay or failure to:

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

We may also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by the trial’s data safety monitoring board, or by the FDA. Such authorities may suspend or terminate one or more of our clinical trials due to a number of factors, including our failure to conduct the clinical trial in accordance with relevant regulatory requirements or clinical protocols, inspection of the clinical trial operations or trial site by the FDA resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

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

AMZEEQ and FMX103 and other product candidates may produce undesirable side effects that we may not have detected in our clinical trials. This could prevent us from gaining market acceptance for AMZEEQ or or marketing approval  for our product candidates, or from maintaining such acceptance and approval, and could substantially increase commercialization costs and even force us to cease operations.

To date, AMZEEQ and FMX103 have not been associated with drug-related systemic side effects and only a few cases of mild and temporary skin reactions have been reported, most of which disappeared on their own within 12 weeks from the beginning of the treatment. AMZEEQ and FMX103 have both been observed to have a generally favorable safety profile, with the most commonly reported adverse events related to upper respiratory tract infections, and there were no treatment-related serious adverse events reported. Nonetheless, upon commercialization of AMZEEQ, and, if approved, FMX103 or other product candidates, the clinical exposure of the drugs will be significantly expanded to a wider and more diverse group of patients than those participating in the clinical trials, which may reveal undesirable side effects caused by these products that were not previously observed or reported in the current clinical trials.

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

Additionally, in the event we discover the existence of adverse medical events or side effects caused by AMZEEQ or one of our product candidates, a number of other potentially significant negative consequences could result, including:

•	sales of the product may be more modest than originally anticipated;

•	the FDA may suspend or withdraw their approval of the product;

•	the FDA may require the addition of labeling statements, such as warnings or contraindications or distribution and use restrictions;

•
the FDA may require us to issue specific communications to healthcare professionals, such as letters alerting them to new safety information about our product, changes in usage or other important information;

•	the FDA may issue negative publicity regarding the affected product, including safety communications;

•	we may be limited with respect to the safety-related claims that we can make in our marketing or promotional materials;

•	we may be required to change the way the product is administered, conduct additional preclinical studies or clinical trials or restrict or cease the distribution or use of the product;

•	perception of our products by physicians and patients may be adversely affected; and

•	we could be sued and held liable for harm caused to patients.

Any of these events could prevent us from achieving or maintaining market acceptance of the affected product or product candidate and could substantially increase commercialization costs or even force us to cease operations.

Even if FMX103 or our other product candidates receive marketing approval, we may continue to face future developmental and regulatory difficulties. In addition, we are subject to government regulations and we may experience delays in obtaining required regulatory approvals to market our proposed product candidates.

Even if we receive approval of any regulatory filing for FMX103 or any of our other product candidates, the FDA may grant approval contingent on the performance of additional costly post-approval clinical trials or REMS to monitor the safety or efficacy of the product, which could negatively impact us by reducing revenues or increasing expenses, and cause the product not to be commercially viable. Absence of long-term safety data may further limit the approved uses of our products, if any.

The FDA may also approve FMX103 or any of our other product candidates for a more limited indication or a narrower patient population than we originally requested, or may not approve the labeling that we believe is necessary or desirable for the successful commercialization of our product candidates. Furthermore, any such approved product, including AMZEEQ, will remain subject to extensive regulatory requirements, including requirements relating to manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion, distribution and recordkeeping.

If we fail to comply with the regulatory requirements of the FDA, or if we discover previously unknown problems with any approved commercial products, manufacturers or manufacturing processes, we could be subject to administrative or judicially imposed sanctions or other setbacks, which could require us to take corrective actions, including to:

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

Even though AMZEEQ has received FDA approval, and even if FMX103 or our other product candidates receive regulatory approval, they may fail to achieve the broad degree of physician adoption and use and market acceptance necessary for commercial success.

Even though we have obtained FDA approval for AMZEEQ, and even if we obtain FDA approval for FMX103 or any of our other product candidates, the commercial success of such products will depend significantly on their broad adoption and use by dermatologists, pediatricians and other physicians for approved indications, including AMZEEQ for the treatment of moderate-to-severe acne in patients nine years of age and older and FMX103 for the treatment of moderate-to-severe rosacea in adults, as well as any other therapeutic indications that we may seek to pursue.

Moreover, if the treatment of acne with AMZEEQ or rosacea with FMX103 is deemed to be an elective procedure, the cost of which is borne by the patient, it will not be reimbursable through government or private health insurance.

The degree and rate of physician and patient adoption of AMZEEQ, and, if approved, FMX103 and any of our other product candidates, will depend on a number of factors, including:

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

•
the effectiveness of our sales and marketing efforts, especially the success of any targeted marketing efforts directed toward dermatologists, pediatricians, other physicians, clinics and any direct-to-consumer marketing efforts we may initiate;

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

•	proper training and administration of our products by dermatologists, pediatricians and medical staff; and

•	the revenues and profitability that our products will offer physicians as compared to alternative therapies.

We may decide not to continue developing or commercializing any of our product candidates at any time during development or of any of our products after approval, which would reduce or eliminate our potential return on investment for those product candidates or products.

We have in the past and may again in the future decide to discontinue the development of any of our product candidates in our pipeline or not to continue to commercialize any approved product. In December 2017, we discontinued further in-house development of FMX102 for the treatment of impetigo and FMX104 for the treatment of chemotherapy-induced rash due to our reassessment of the limited market opportunities for these products in light of our then-existing limited cash and resources. In the future, we may discontinue development of other product candidates for a variety of reasons, such as the appearance of new technologies that make our product less commercially viable, an increase in competition from generic or other competing products, changes in or failure to comply with applicable regulatory requirements, the discovery of unforeseen side effects during clinical development or after the approved product has been marketed or the occurrence of adverse events at a rate or severity level that is greater than experienced in prior clinical trials. If we discontinue a program in which we have invested significant resources, we will receive a limited return on our investment and we will have missed the opportunity to have allocated those resources to other product candidates in our pipeline that may have had potentially more productive uses.

If we are not successful in developing, acquiring regulatory approval for and commercializing additional product candidates beyond AMZEEQ or FMX103, our ability to expand our business and achieve our strategic objectives will be impaired.

Although we will devote a substantial portion of our resources on the commercialization of AMZEEQ and on the potential approval of FMX103 for the treatment of moderate-to-severe rosacea, another key element of our strategy is to discover, develop and commercialize products based on our proprietary foam or other topical platforms to serve additional dermatology indications and therapeutic markets. We are seeking to do so through our internal research programs, but our resources are limited, and our current programs are primarily geared towards commercializing AMZEEQ and seeking regulatory approval for FMX103. We may also explore strategic collaborations for the development or acquisition of new products and product candidates, but we may not be successful in entering into such relationships. While we have received FDA approval for AMZEEQ and our NDA for FMX103 for the treatment of rosacea has been accepted by the FDA, all of our other potential product candidates remain in earlier stages of development. Research programs to identify product candidates require substantial technical, financial and human resources, regardless of whether any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet may fail to yield product candidates for clinical development for many reasons, including:

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

•
intellectual property rights, such as patents, which are necessary to protect our interests in a product candidate, may be difficult to obtain or unobtainable or if obtained may be difficult to enforce or unenforceable;

•	intellectual property rights, such as patents, may fail to provide adequate protection, may be challenged and one or more claims may be revoked or the patent may be held to be invalid; and

•	intellectual property rights of third parties may potentially block our entry into certain markets, or make such entry economically impracticable.

AMZEEQ and, if approved, FMX103 will face significant competition and our failure to compete effectively may prevent us from achieving significant market penetration and expansion.

The approved indication of AMZEEQ is to treat inflammatory lesions of non-nodular moderate-to-severe acne in patients 9 years of age and older, and the expected indication of FMX103 is to treat moderate-to-severe papulopustular rosacea in adults. The facial aesthetic market in general, and the market for acne treatments in particular, is highly competitive and dynamic, and is characterized by rapid and substantial technological development and product innovations. AMZEEQ faces significant competition from other acne products, including oral drugs such as Seysara, Solodyn, Doryx, Dynacin, Acticlate and Minocin, and topical anti-acne drugs such as Aklief, Acanya, Ziana, Epiduo, Benzaclin, Aczone and Differin. FMX103, if approved, may face significant competition from other rosacea products, including oral drugs such as Oracea®, and topical anti-rosacea drugs such as Metrogel, Soolantra and Finacea, all of which have been approved for marketing and are currently available to consumers. AMZEEQ and, if approved, FMX103 may also compete with non-prescription anti-acne and rosacea products and unapproved and off-label treatments.

There are also several potential competing products currently under development. One of such potential competing products is a topical gel suspension containing minocycline non-hydrochloride for the treatment of inflammatory skin disease, including acne and rosacea, developed by Hovione, a manufacturer of active pharmaceutical ingredients and drug product intermediates, which product candidate has recently completed Phase II clinical trials for the treatment of moderate-to-severe papulopustular rosacea and has obtained FDA input for the design of a planned Phase III clinical trial. Another such potential competing product is a topical hydrophilic gel containing minocycline hydrochloride for the treatment of acne, known as BPX-01, developed by BioPharmX Corporation, for which BioPharmX has completed Phase IIa and Phase IIb clinical trials and has obtained FDA input for the design of a planned Phase III clinical trial. BioPharmX has also announced positive results for its Phase IIb study for a topical minocycline gel named BPX-04 for the treatment of rosacea. If ultimately approved and launched in the United States, these products would become direct competitors to AMZEEQ and FMX103.

To compete successfully in the acne and rosacea treatment markets, we will have to continue to demonstrate that AMZEEQ is safe and effective for the treatment of moderate-to-severe acne and to demonstrate that FMX103 is safe and effective for the treatment of moderate-to-severe rosacea, and that they do not infringe the intellectual property rights of any third parties. Competing in the acne and rosacea markets could result in price-cutting, reduced profit margins and loss of market share, any of which would harm our business, financial condition and results of operations.

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

In addition, we may not be able to price AMZEEQ or, if approved, FMX103, competitively with current standard of care products or their price may drop considerably due to factors outside our control. If this happens or the price of materials and manufacture increases dramatically, our ability to continue to operate our business would be materially harmed and we may be unable to commercialize AMZEEQ or FMX103 successfully. Potential competitors may challenge, narrow, invalidate or seek to design around our granted patents or our patent applications, and such patents and patent applications may fail to provide adequate protection for our product candidates. Furthermore, such potential competitors may enter the market before us, and their products may be designed to circumvent our granted patents and pending patent applications.

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

Significant developments that may adversely affect pricing in the United States include the enactment of federal healthcare reform laws and regulations, including the Affordable Care Act, or the ACA, and the Medicare Prescription Drug Improvement and Modernization Act of 2003. Changes in the healthcare system enacted as part of healthcare reform in the United States, as well as the increased purchasing power of entities that negotiate on behalf of Medicare, Medicaid, and private sector beneficiaries, may result in increased pricing pressure by influencing, for instance, the reimbursement policies of third party payors. While healthcare reform legislation may have increased the number of patients who are expected to have insurance coverage for our product candidates, provisions such as the assessment of a branded pharmaceutical manufacturer fee and an increase in the amount of rebates that manufacturers pay for coverage of their drugs by Medicaid programs may have an adverse effect on us. It is uncertain how current and future reforms in these areas will influence the future of our business operations and financial condition.

Since its enactment, there have been judicial, Congressional and political challenges to certain aspects of the ACA. For example, President Trump signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. In July 2018, CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of the ACA, and because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. While neither the Texas District Court Judge, Trump administration nor CMS have stated that the ruling will have an immediate effect, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA. Although we cannot predict the form of any such replacement of the ACA may take, or the full effect on our business of the enactment of additional legislation pursuant to healthcare and other legislative reform, we believe that legislation or regulations that would reduce reimbursement for, or restrict coverage of, our products could adversely affect how much or under what circumstances healthcare providers will prescribe or administer our products. This could materially and adversely affect our business by reducing our ability to generate revenues, raise capital, obtain additional licensees and market our products. In addition, we believe the increasing emphasis on managed care in the United States has and will continue to put pressure on the price and usage of pharmaceutical products, which may adversely impact product sales.

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

It will be difficult for us to profitably sell AMZEEQ, FMX103 or our other product candidates if reimbursement for these products is limited by government authorities and third party payor policies.

In addition to any healthcare reform measures which may affect reimbursement, market acceptance and sales of AMZEEQ, FMX103 and our other product candidates, if approved, will depend on the reimbursement policies of government authorities and third party payors. Government authorities and third party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for, and establish reimbursement levels.

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and these third party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. We cannot be sure that reimbursement will be available for AMZEEQ or FMX103, or, if reimbursement is available, the level of reimbursement.

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

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory clearance or approval, manufacture, and marketing of regulated products or the reimbursement thereof. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of FMX103 or any of our other product candidates. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could, inter alia, require:

•	changes to manufacturing methods;

•	recall, replacement, or discontinuance of one or more of our products; and

•	additional recordkeeping.

Each of these would likely entail substantial time and cost and could adversely affect our business and our financial results.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

We anticipate that we will continue to expend substantial resources for the foreseeable future for the commercialization of AMZEEQ and for pre-commercialization efforts related to FMX103. We also wish to continue the development of other indications and product candidates. However, we may not have sufficient funds to carry out and complete all of these plans and may need to raise additional funds for such purposes.

These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, and manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because of the numerous risks and uncertainties associated with product development and commercialization, we are unable to precisely estimate the actual amounts necessary to successfully complete the development and commercialization of any of our product candidates.

Based on our current plans, we believe our existing cash and investments will be sufficient to fund our operating expenses and capital requirements into the fourth quarter of 2020.  However, our operating plan may change as a result of many factors currently unknown to us. We may therefore need to seek additional capital sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations or additional license arrangements. Such financings may result in dilution to shareholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Our future capital requirements depend on many factors, including:

•	the cost of commercialization activities for AMZEEQ, FMX103 or any of our other product candidates approved for sale, including marketing, sales and distribution costs;

•	the degree and rate of market acceptance of AMZEEQ and any future approved products;

•	the emergence, approval, availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing products or treatments;

•	the results of the clinical trials of our product candidates;

•	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates;

•	the number and characteristics of any additional product candidates we develop or acquire;

•	the scope, progress, results and costs of researching and developing our product candidates, and conducting preclinical and clinical trials;

•	the cost of manufacturing our product candidates and any products we successfully commercialize, and maintaining our related facilities;

•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the terms of and timing of such arrangements;

•	any product liability or other lawsuits related to our products;

•	the expenses needed to attract and retain skilled personnel;

•	the costs associated with being a public company;

•	the costs associated with evaluation of AMZEEQ or our product candidates;

•	the costs associated with evaluation of third party intellectual property;

•	the costs associated with obtaining and maintaining licenses;

•
the costs associated with creating, obtaining, protecting defending and enforcing intellectual property, such as costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, litigation costs, including for patent infringement arising out of ANDA submissions by generic companies to manufacture and sell generic products, and the outcome of such litigation; and

•	the timing, receipt and amount of sales of, or royalties on, approved products.

Additional capital may not be available when we need it, on terms that are acceptable to us or at all. If adequate funds are not available to us on a timely basis, we may be required to:

•
delay, limit, reduce or terminate our establishment of manufacturing, sales and marketing or distribution capabilities or other activities that may be necessary to commercialize AMZEEQ, FMX103 or any of our other product candidates;

•	delay, limit, reduce or terminate our research and development activities; or

•	delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for our product candidates.

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

We have incurred significant losses since our inception and we anticipate that we will continue to incur losses in the near future.

We continue to incur significant research and development and other expenses related to our ongoing clinical trials and operations. We have recorded a net loss of $74.2 million, $65.7 million and $29.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, we had an accumulated deficit of $215.4 million and had a working capital surplus of $90.7 million. We expect to continue to incur losses, and we anticipate these losses may continue as we advance our commercialization efforts for AMZEEQ and as we continue our development of, and seek regulatory approvals for, FMX103 and our other product candidates.

We expect to rely on third parties to conduct some or all aspects of our drug product manufacturing, production research and preclinical and clinical testing, and these third parties may not perform satisfactorily.

We do not expect to independently conduct all aspects of our drug product manufacturing, production research and preclinical and clinical testing. We currently rely, and expect to continue to rely, on third parties with respect to these items, including manufacturing in the commercial context.

We have arrangements in place with two suppliers for the supply of the API of AMZEEQ and FMX103, and an exclusive supply agreement with ASM, for the manufacturing and supply of our finished product of AMZEEQ. Pursuant to the agreement, ASM has agreed to manufacture and supply all of our commercial needs for the products on an exclusive basis for a period of four years, subject to certain exceptions.

Our reliance on these third parties for manufacturing, research and development activities will reduce our control over these activities but will not relieve us of our responsibility to ensure compliance with all required regulations and study protocols. For example, for products that we develop and commercialize on our own, we will remain responsible for ensuring that each of our IND-enabling studies and clinical studies are conducted in accordance with the study plan and protocols, and that our products are manufactured in accordance with cGMP as applied in the relevant jurisdictions.

If these third parties do not successfully carry out their contractual duties, meet expected deadlines, conduct our studies in accordance with regulatory requirements or our stated study plans and protocols, or manufacture our drug products in accordance with cGMP, we will not be able to complete, or may be delayed in completing, the preclinical and clinical studies and manufacturing process validation activities required to support future IND submissions and approval of our product candidates, or to support commercialization of AMZEEQ and, if approved, FMX103 and our other product candidates. Many of our agreements with these third parties contain termination provisions that allow these third parties to terminate their relationships with us upon notice. If we need to enter into alternative arrangements, our product development and commercialization activities could be delayed.

Reliance on third party subcontractors and suppliers entails a number of risks, including reliance on the third party for regulatory compliance and quality assurance, the possible breach of the manufacturing or supply agreement by the third party, the possibility that the supply is inadequate or delayed, the risk that the third party may enter the field and seek to compete and may no longer be willing to continue supplying, and the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us. In addition, third party subcontractors and suppliers may not be able to comply with cGMP or quality system regulation or similar regulatory requirements outside the United States. If any of these risks transpire, we may be unable to timely retain alternate subcontractors or suppliers on acceptable terms and with sufficient quality standards and production capacity, which may disrupt and delay the manufacture and commercial sale of AMZEEQ or our product candidates, if approved, and may disrupt and delay our clinical trials.

We may be forced to manufacture our product ourselves, for which we may not have the capabilities or resources, or enter into an agreement with a different manufacturer, which we may not be able to do on reasonable terms, if at all. In some cases, the technical skills required to manufacture our product candidates may be unique or proprietary to the original manufacturer, and we may have difficulty or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. Any of these events could lead to clinical study delays or failure to obtain marketing approval, or impact our ability to successfully commercialize our product or any future products. Some of these events could be the basis for FDA action, including injunction, recall, seizure or total or partial suspension of production.

We and our contract manufacturers are subject to significant regulation with respect to manufacturing our product and product candidates. The manufacturing facilities on which we rely may not continue to meet regulatory requirements and have limited capacity.

We and the contract manufacturers for our product and product candidates are subject to extensive regulation. Some components of a finished drug product approved for commercial sale or used in late-stage clinical studies must be manufactured in accordance with cGMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of our product and product candidates that may not be detectable in final product testing. We or our contract manufacturers must supply all necessary documentation in support of regulatory applications on a timely basis and where required, must adhere to the FDA’s or other regulator’s good laboratory practices and cGMP regulations enforced by the FDA or other regulator through facilities inspection programs. Our facilities and quality systems and the facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of marketing approval of our product and potential products. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If these facilities do not pass a pre-approval plant inspection, FDA or other marketing approval of the products may not be granted.

The regulatory authorities also may, at any time following approval of a product for sale, audit the manufacturing facilities of our third-party contractors. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulations occurs independent of such an inspection or audit, we or the relevant regulatory authority may require remedial measures that may be costly and/or time-consuming for us or a third party to implement and that may include the temporary or permanent suspension of a clinical study or commercial sales or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business.

If we or any of our third-party manufacturers fail to maintain regulatory compliance, the FDA or other regulators can impose regulatory sanctions including, among other things, refusal to approve a pending application for a product, or revocation of a pre-existing approval. As a result, our business, financial condition and results of operations may be materially harmed.

Additionally, if supply from one approved manufacturer is interrupted, there could be a significant disruption in commercial supply. The number of manufacturers with the necessary manufacturing capabilities is limited. The regulatory agencies may also require additional studies if a new manufacturer is relied upon for commercial production. Switching manufacturers may involve substantial costs and is likely to result in a delay in our desired clinical and commercial timelines.

These factors could cause the delay of clinical studies, regulatory submissions, required approvals or commercialization of our product and any future products, cause us to incur higher costs and prevent us from commercializing our products successfully. Furthermore, if our suppliers fail to meet contractual requirements, and we are unable to secure, validate and obtain approval of one or more replacement suppliers capable of production at a substantially equivalent cost, our clinical studies may be delayed or we could lose potential revenues.

We expect to rely on third parties to conduct, supervise and monitor our clinical studies, and if these third parties perform in an unsatisfactory manner, it may harm our business.

We also rely on medical institutions, clinical investigators, contract laboratories, collaborative partners and other third parties, such as CROs, to assist us in conducting our clinical trials for our other product candidates. While we will have agreements governing their activities, we will have limited influence over their actual performance. We will control only certain aspects of our CROs’ activities. Nevertheless, we will be responsible for ensuring that each of our clinical studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities.

We and our CROs are required to comply with the FDA’s and other regulatory authorities’ good clinical practices, or GCPs, for conducting, recording and reporting the results of clinical studies to assure that the data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical study participants are protected. If we or our CROs fail to comply with applicable GCPs, the clinical data generated in our future clinical studies may be deemed unreliable and the FDA and other regulatory authorities may require us to perform additional clinical studies before approving any marketing applications.

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

Supply interruptions may disrupt our inventory levels and the availability of our products and product candidates and cause delays in obtaining regulatory approval for our product candidates or harm our business by reducing our revenues.

We depend on a limited number of manufacturing facilities to manufacture our finished products and product candidates. Numerous factors could cause interruptions in the supply or manufacture of our products and product candidates, including:

•	timing, scheduling and prioritization of production by our contract manufacturers or a breach of our agreements by our contract manufacturers;

•	labor interruptions;

•	changes in our sources for manufacturing;

•	the timing and delivery of shipments;

•	our failure to locate and obtain replacement suppliers and manufacturers as needed on a timely basis; and

•	conditions affecting the cost and availability of raw materials.

If one of our suppliers or manufacturers fails or refuses to supply us with necessary raw materials or finished products or product candidates on a timely basis or at all, it would take a significant amount of time and expense to qualify a new supplier or manufacturer. We may not be able to obtain active ingredients or finished products from new suppliers or manufacturers on acceptable terms and at reasonable prices, or at all.

Any interruption in the supply of finished products could hinder our ability to distribute finished products to meet commercial demand and adversely affect our financial results and financial condition.

With respect to our product candidates, production of product is necessary to perform clinical trials and successful registration batches are necessary to file for approval to commercially market and sell product candidates. Delays in obtaining clinical material or registration batches could adversely impact our clinical trials and delay regulatory approval for our product candidates.

We currently develop our clinical drug product candidates in our research and development facility located in Rehovot, Israel and through partnerships with external contract manufacturing organizations. If these facilities or any future facilities or our equipment were to be damaged or destroyed, or if we experience a significant disruption in our operations for any other reason, our ability to continue to operate our business could be materially harmed.

  We currently research and develop our product candidates primarily in our laboratory located in Rehovot, Israel and through partnership with external contract manufacturing organizations. If these or any future facilities were to be damaged, destroyed or otherwise unable to operate, whether due to war, acts of hostility, earthquakes, fire, floods, hurricanes, storms, tornadoes, other natural disasters, employee malfeasance, terrorist acts, power outages or otherwise, or if performance of our research and development facility is disrupted for any other reason, such an event could delay our clinical trials. If we experience delays in achieving our development objectives, or if we are unable to manufacture an approved product within a timeframe that meets our prospective customers’ expectations, our business, prospects, financial results and reputation could be materially harmed.

Currently, we maintain insurance covering damage to our property and equipment and workers compensation coverage, subject to deductibles and other limitations. If we have underestimated our insurance needs with respect to an interruption, or if an interruption is not subject to coverage under our insurance policies, we may not be able to cover our losses.

If product liability lawsuits are brought against us, we may incur substantial liabilities that may not be fully covered by our insurance policies and we may be required to limit commercialization of any of our other products we develop.

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk as we commercialize AMZEEQ and any other product candidates that receive marketing approval. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for AMZEEQ, FMX103 or any of our other product candidates or products we develop;

•	injury to our reputation and significant negative media attention;

•	withdrawal of clinical trial participants or cancellation of clinical trials;

•	costs to defend the related litigation, which may be only partially recoverable even in the event of successful defense;

•	a diversion of management’s time and our resources;

•	substantial monetary awards to trial participants or patients;

•	regulatory investigations, product recalls, withdrawals or labeling, marketing or promotional restrictions;

•	loss of revenues; and

•	the inability to commercialize any products we develop.

Although we maintain product liability insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions and deductibles, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses.

Our Credit Agreement subjects us to various financial and other restrictive covenants. These restrictions may limit our operational or financial flexibility and could subject us to potential defaults under our Credit Agreement.

On July 29, 2019, we entered into a Credit Agreement and Guaranty, or the Credit Agreement, with Foamix Pharmaceuticals Inc., lenders from time to time party thereto, the subsidiary guarantors from time to time party thereto, or the Subsidiary Guarantors, and Perceptive Credit Holdings II, LP, as administrative agent, that provides a senior secured (including on our intellectual property) delayed draw term loan facility in an aggregate principal amount of up to $50.0 million. The Credit Agreement contains financial and other restrictive covenants that limit the ability of us, Foamix Pharmaceuticals Inc. and the Subsidiary Guarantors, among other things, to incur new indebtedness; create liens on assets; engage in certain fundamental corporate changes, such as mergers or acquisitions, or changes to business activities; make certain investments or payments; or pay dividends. The Credit Agreement also contains certain financial covenants, including that we, Foamix Pharmaceuticals Inc. and the Subsidiary Guarantors must (1) maintain a minimum aggregate cash balance of $2.5 million; and (2) as of the last day of each fiscal quarter commencing on the fiscal quarter ending September 30, 2020, receive revenue for the trailing 12-month period in amounts set forth in the Credit Agreement, which range from $10.5 million for the fiscal quarter ending September 30, 2020 to $109.5 million for the fiscal quarter ending June 30, 2024.

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

The Credit Agreement has a borrowing capacity of up to $50.0 million, of which $15.0 million of borrowings were outstanding as of November 4, 2019. In addition, as described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Developments,” we may incur additional debt under the Credit Agreement if we meet certain regulatory and commercial milestones. Our current and any future indebtedness, including under the Credit Agreement, could have an adverse impact on our business or operations. For example, it could:

•	limit our flexibility in planning for the commercialization of AMZEEQ and the approval and marketing FMX103, as well as the development of our other pipeline product candidates;

•	increase our vulnerability to both general and industry-specific adverse economic conditions; and

•	limit our ability to obtain additional funds for working capital, capital expenditures, acquisitions, general corporate and other purposes.

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

If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop FMX103 or any of our other product candidates, conduct our clinical trials and commercialize AMZEEQ, FMX103 or any of our other products we develop.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We believe that our future success is highly dependent upon the contributions of our senior management, particularly our Chief Executive Officer, as well as our senior technologists and scientists. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline or completion of our planned commercialization of AMZEEQ, FMX103 or any of the clinical development of our other product candidates.

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

Our independent registered public accounting firm has not previously performed an audit of our internal control over financial reporting, and as long as we remain an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, we are exempt from the requirement to have an independent registered public accounting firm perform such audit. As of the end of our fiscal year ending December 31, 2019, the last day of our fiscal year following the fifth anniversary of the closing of our initial public offering, we will cease to qualify as an emerging growth company. As a result, we will be required to have our auditors formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 in connection with our annual report for the year ending December 31, 2019.

Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We will continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting and to compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404. However, we cannot assure you that our independent registered public accounting firm will be able to attest to the effectiveness of our internal control over financial reporting. We may not be able to remediate any material weaknesses that may be identified, or to complete our evaluation, testing and any required remediation in a timely fashion and our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

Any failure to maintain adequate internal controls over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to express an opinion on the effectiveness of our internal controls when they are required to issue such opinion, investors could lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

We are subject to various U.S. federal, state, local and foreign health care fraud and abuse laws, including anti-kickback, self-referral, false claims and fraud laws, health information privacy and security, and transparency laws and any violations by us of such laws could result in substantial penalties. Additionally, any challenge to or investigation into our practices under these laws could cause adverse publicity and be costly to respond to, and thus could harm our business.

There are numerous U.S. federal, state, local and foreign health care fraud and abuse laws pertaining to our business, including anti-kickback, false claims and physician transparency laws. Our business practices and relationships with providers, patients and third-party payors are subject to scrutiny under these laws. We may also be subject to patient information privacy and security regulation by both the federal government, states and foreign jurisdictions in which we conduct our business. The healthcare laws and regulations that may affect our ability to operate include:

•
The U.S. federal Anti-Kickback Statute, which prohibits knowingly and willfully offering, soliciting, receiving, or paying remuneration directly or indirectly, in cash or in kind  to induce or reward either the referral of an individual for, or the purchase, order or recommendation of goods or services for which payment may be made in whole or part by Medicare, Medicaid or other federal health care programs. Remuneration has been broadly defined to include anything of value, including cash, improper discounts, and free or reduced price items and services. The intent standard under the federal Anti-Kickback Statute was amended by the ACA to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it, in order to have committed a violation. In addition, the ACA provides that a claim including items or services resulting from a violation of the federal AKS constitutes a false or fraudulent claim for purposes of the False Claims Act. Additionally, many states have similar laws that apply to their state health care programs as well as private payors. Violations of the federal and state anti-kickback laws can result in exclusion from federal and state health care programs and substantial civil and criminal penalties.

•
The federal civil and criminal false claims laws and civil monetary penalties laws, including the False Claims Act, or FCA, prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false, fictitious or fraudulent claims for payment from Medicare, Medicaid or other federal healthcare programs, and knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes "any request or demand" for money or property presented to the federal government. Even where pharmaceutical companies do not submit claims directly to payors, they can be held liable under these laws if they are deemed to "cause" the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers, promoting a product off-label, marketing products of sub-standard quality, or, as noted above, paying a kickback that results in a claim for items or services. In addition, activities relating to the reporting of wholesaler or estimated retail prices for pharmaceutical products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state and third-party reimbursement for such products, and the sale and marketing of such products, are subject to scrutiny under this law. For example, several pharmaceutical and other healthcare companies have faced enforcement actions under these laws for allegedly inflating drug prices they report to pricing services, which in turn were used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Private individuals or “whistleblowers” can bring FCA “qui tam” actions on behalf of the government and may share in recovered amounts. The FCA has been used to prosecute persons submitting claims for payment that are inaccurate or fraudulent, that are for services not provided as claimed, or for services that are not medically necessary. Proof of intent to deceive is not required to establish liability under the civil False Claims Act.

•
The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for, among other things, executing or attempting to execute a scheme to defraud any healthcare benefit program, including any third party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statements or representations, or making false statements relating to healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation.

•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, including the Final Omnibus Rule published on January 25, 2013, which impose, among other things, obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information held by certain healthcare providers, health plans and healthcare clearinghouses, known as “covered entities,” and “business associates.” Among other things, HITECH made certain aspects of HIPAA's rules (notably the Security Rule) directly applicable to business associates - independent contractors or agents of covered entities that receive or obtain individually identifiable health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal court to enforce the federal HIPAA laws and seek attorney's fees and costs associated with pursuing federal civil actions. The Department of Health and Human Services Office for Civil Rights, or the OCR, has increased its focus on compliance and continues to train state attorneys general for enforcement purposes. The OCR has recently increased both its efforts to audit HIPAA compliance and its level of enforcement, with one recent penalty exceeding $5 million. In addition, according to the United States Federal Trade Commission, or the FTC, failing to take appropriate steps to keep consumers' personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, or the FTCA, 15 USC § 45(a). The FTC expects a company's data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Medical data is considered sensitive data that merits stronger safeguards. The FTC's guidance for appropriately securing consumers' personal information is similar to what is required by the HIPAA Security Rule.; and

•
The federal Physician Payments Sunshine Act and its implementing regulations, which require certain manufacturers of prescription drugs, devices and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to annually report to CMS information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.  On October 25, 2018, President Trump signed into law the “Substance Use-Disorder Prevention that Promoted Opioid Recovery and Treatment for Patients and Communities Act.” This law, in part (under a provision entitled “Fighting the Opioid Epidemic with Sunshine”), will extend the Sunshine Act to payments and transfers of value to physician assistants, nurse practitioners, and other mid-level healthcare providers (with reporting requirements going into effect in 2022 for payments made in 2021).  In addition, Section 6004 of the ACA requires annual reporting of information about drug samples that manufacturers and authorized distributors provide to physicians.

•
Analogous state, local and foreign laws and regulations, such as state anti-kickback and false claims laws, and other states’ laws addressing the pharmaceutical and healthcare industries, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers, and in some cases that may apply regardless of payor, i.e., even if reimbursement is not available; state laws that require drug companies to comply with the industry’s voluntary compliance guidelines (the PhRMA Code) and the applicable compliance program guidance promulgated by the federal government (HHS-OIG) or otherwise prohibit or restrict gifts or payments that may be made to healthcare providers and other potential referral sources; state and local laws that require the licensure of sales representatives; state laws that require drug manufacturers to report information related to drug pricing or payments and other transfers of value to healthcare providers or marketing expenditures and pricing information; and state laws related to insurance fraud in the case of claims involving private insurers.

•
Data privacy and security laws and regulations in foreign jurisdictions that may be more stringent than those in the United States, such as the European Union, which adopted the General Data Protection Regulation (GDPR), which became effective in May 2018. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States, provides an enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. The recent implementation of the GDPR has increased our responsibility and liability in relation to personal data that we process, including in clinical trials, and we may in the future be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management's attention and increase our cost of doing business.

•
State laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, and may apply more broadly than HIPAA, thus complicating compliance efforts – for example, the California Consumer Privacy Act, or CCPA, which goes into effect January 1, 2020. The CCPA, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Legislators have stated that they intend to propose amendments to the CCPA before it goes into effect, and the California Attorney General will issue clarifying regulations. Although the law includes limited exceptions, including for certain information collected as part of clinical trials as specified in the law, it may regulate or impact our processing of personal information depending on the context. It remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted.

State and federal authorities have aggressively targeted pharmaceutical companies for alleged violations of these fraud and abuse laws based on improper research or consulting contracts with doctors, certain marketing arrangements that rely on volume-based pricing, off-label marketing schemes, and other improper promotional practices. If our operations are found to be in violation of any of the health regulatory laws described above or any other laws that apply to us, we may be subject to penalties, including, but not limited to, criminal, civil and administrative penalties, damages, fines, disgorgement, individual imprisonment, possible exclusion from participation in government healthcare programs, injunctions, private qui tam actions brought by individual whistleblowers in the name of the government. Companies targeted in such prosecutions have paid substantial fines in the hundreds of millions of dollars or more, have been forced to implement extensive corrective action plans, and have often become subject to consent decrees or corporate integrity agreements that severely restrict the manner in which they conduct their business, including the requirement of additional reporting and oversight obligations.  Due to the breadth of these laws, the narrowness of statutory exceptions and regulatory safe harbors available, and the range of interpretations to which they are subject, it is possible that some of our current or future practices might be challenged under one or more of these laws. Responding to investigations can be time-and resource-consuming and can divert management’s attention from the business. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business and reputation. Even an unsuccessful challenge or investigation into our practices could cause adverse publicity and be costly to respond to.

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

We are subject to various U.S. and foreign anti-bribery and anti-corruption laws, and any violations by us of such laws could result in substantial penalties.

The U.S. Foreign Corrupt Practices Act, or FCPA, and similar worldwide anti-bribery and anti-corruption laws generally prohibit companies and their intermediaries from offering, making or authorizing improper payments to government officials for the purpose of obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. Our internal control policies and procedures may not protect us from reckless or negligent acts committed by our employees, future distributors, licensees or agents. Violations of these laws, or allegations of such violations, could result in fines, penalties or prosecution and have a negative impact on our business, results of operations and reputation.

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Although we believe the market for acne and rosacea therapies is less vulnerable to unfavorable economic conditions due to the significant discomfort and distress that these conditions inflict, our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. We currently have very limited visibility regarding the prospects of AMZEEQ, FMX103 or our other product candidates becoming eligible for reimbursement by any government or third party payor and the possible scope of such reimbursement, and we must assume that demand for these product candidates may be tied to discretionary spending levels of our targeted patient population.

A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for AMZEEQ, or if approved, FMX103 or any of our other product candidates, and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services.

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

Risks Related to Our Intellectual Property

If our efforts to obtain, protect or enforce our patents and other intellectual property rights related to AMZEEQ, FMX103 or any of our other product candidates are not adequate, we may not be able to compete effectively and we otherwise may be harmed.

Our commercial success depends in part on our ability to obtain and maintain patent protection and other intellectual property rights and to utilize trade secret protection for our intellectual property and proprietary technologies, our products and their uses, as well as our ability to operate without infringing upon the proprietary rights of others. We rely upon a combination of patents, trade secret protection and confidentiality agreements, assignment of invention agreements and other contractual arrangements to protect the intellectual property related to AMZEEQ, FMX103 and our other development programs. Limitations on the scope of our intellectual property rights may limit our ability to prevent third parties from designing around such rights and competing against us. For example, our patents do not claim a new compound. Rather, the active pharmaceutical ingredients of our products are existing compounds and our granted patents and pending patent applications are directed to, among other things, novel formulations of these existing compounds that are dispensed as a foam. Accordingly, other parties may compete with us, for example, by independently developing or obtaining competing topical formulations that design around our patent claims, or by using formulations from expired patents but which may contain the same active ingredients, or by seeking to invalidate our patents. Moreover, any disclosure to or misappropriation by third parties of our confidential proprietary information, unless we have sufficient patent and/or trade secret protection and we are able to enforce such rights successfully, could enable competitors to quickly duplicate or surpass our technological achievements, eroding our competitive position in our market.

We currently have various granted patents related to AMZEEQ and FMX103 in the United States, which are expected to remain in effect until 2030.  We also have a recently issued patent in the United States related to AMZEEQ that expires in September 2037.  These patents relate to a composition of matter comprising a claim to a formulation of a tetracycline antibiotic which can include minocycline or doxycycline, and therefore may be less protective than patents that claim a new drug.  We also have patents granted claiming compositions of matter relating to AMZEEQ and FMX103 in each of the following international markets Australia, Canada, Great Britain, Israel, and Mexico and we have patent applications claiming compositions of matter relating to AMZEEQ and FMX103 pending in Canada, the European Union, India and Mexico.

As of September 30, 2019, we had over 200 granted patents and over 40 patent applications pending worldwide covering our various foam-based platforms and other technology. However, the patent applications that we own or license may fail to result in granted patents in the United States or foreign jurisdictions, or if granted the patent claims may fail to prevent a potential infringer from marketing its product or be deemed invalid or held unenforceable by a court. Competitors and others in the field of topically-administered therapies comprising an active ingredient in foam presentation have created a substantial amount of scientific publications, patents and patent applications and other materials relating to their technologies. Our ability to obtain and maintain valid and enforceable patents depends on various factors, including interpretation of our technology and the prior art and whether the differences between them allow our technology to be patentable. Patent applications and patents granted from them are complex, lengthy and highly technical documents that are often prepared under very limited time constraints and may not be free from errors or words that make their interpretation uncertain. The existence of errors in a patent may have a materially adverse effect on the patent, its scope and its enforceability. Our pending patent applications may not issue, or the scope of the claims of patent applications that do issue may be too narrow or inadequate to protect our competitive advantage. Pending applications may be challenged during prosecution by the submission of third-party observations. Such observations may result in the scope of claims being narrowed or rejected. Also, our granted patents may be subject to challenges or construed in a way that may not provide adequate protection.

Even if these patents do successfully issue, third parties may challenge the validity, enforceability or scope of such granted patents or any other granted patents we own or license, which may result in such patents being narrowed, invalidated or held unenforceable. For example, patents granted by the European Patent Office may be opposed by any person within 9 months from the publication of their grant. Also, patents granted by the U.S. Patent and Trademark Office, or USPTO, may be subject to review, reexamination and other challenges. Changes to the U.S. patent laws in 2012 provide additional procedures for third parties to challenge the validity of patents issuing from patent applications including post-grant review, which generally applies to patents first filed after March 15, 2013. A post-grant review petition must be filed on or prior to the date which is 9 months after the patent is granted. The procedures also expand and reform the proceedings for challenging issued patents on grounds of prior art and publications, also known as inter partes review, or IPR. For patents filed after March 15, 2013, a petition for IPR may be filed the later of 9 months after grant of the patent or after a post-grant review proceeding on the patent has terminated. For patents filed prior to March 15, 2013, the rules regarding IPR filing remain unchanged and an IPR petition may be filed any time following issuance of the patent.

Furthermore, efforts to enforce our patents could give rise to challenges to their validity or unenforceability in court proceedings. If the patents and patent applications we hold or pursue with respect to AMZEEQ, FMX103 or any of our other product candidates are challenged, it could put one or more patents at risk of being invalidated, or interpreted narrowly and threaten our competitive advantage for AMZEEQ, FMX103 or any of our other product candidates. Furthermore, even if they are not challenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. To meet such challenges, which are part of the risks and uncertainties of developing and marketing product candidates, we may need to evaluate third party intellectual property rights and, if appropriate, to seek licenses for such third party intellectual property or to challenge such third party intellectual property, which may be costly and time consuming and may or may not be successful, which could also have a material adverse effect on the commercial potential for AMZEEQ, FMX103 and any of our other product candidates.

Further, if we encounter delays in our clinical trials or in seeking marketing approval of our products, the period of time during which we could market AMZEEQ, FMX103 or any of our other product candidates under patent protection could be reduced.

Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to (i) file any patent application related to AMZEEQ, FMX103 or any of our other product candidates or (ii) conceive and invent any of the inventions claimed in our patents or patent applications.

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

The change to “first-to-file” from “first-to-invent” is one of the changes to the patent laws of the United States resulting from the Leahy-Smith America Invents Act, or AIA, signed into law on September 16, 2011. Among some of the other changes to the patent laws are changes that limit where a patentee may file a patent infringement suit and providing opportunities for third parties to challenge any issued patent in the USPTO. Until recently, a lower evidentiary standard was applied in certain USPTO proceedings compared to the evidentiary standard in U.S. federal court necessary to invalidate a patent claim. Under the new final rule, effective for petitions filed on or after November 13, 2018, the USPTO Patent Trial and Appeal Board (PTAB) is to apply the same claim construction standard applied by civil courts under 35 USC §282(b) in IPR, post-grant review, and the transitional program for covered business method patents proceedings. The impact this may have in practice on the use and outcome of USPTO proceedings is uncertain. Because of lower costs and the fact that USPTO statistics indicate that a high rate of challenged claims are being invalidated in these USPTO procedures, they may continue to be a popular and effective means of challenging patents.

Even where patent, trade secret and other intellectual property laws provide protection, costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and the outcome of such litigation would be uncertain. Moreover, any actions we may bring to enforce our intellectual property against our competitors could provoke them to bring counterclaims against us, and our competitors have intellectual property of their own, some of which include substantial patent portfolios. An unfavorable outcome could have a material adverse effect on our business and could result in the challenged patent or one or more of its claims being interpreted narrowly or invalidated, or held not to be infringed, or one or more of our patent applications may not be granted.

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

Our research, development and commercialization activities may infringe or otherwise violate or be claimed to infringe or otherwise violate patents owned or controlled by other parties. Competitors in the field of topical and oral drugs for the treatment of acne or rosacea and other indications have developed large portfolios of patents and patent applications relating to our business. In particular, there are patents and pending patent applications held by third parties that relate to formulations with minocycline-based and doxycycline-based products and to methods of treatment with minocycline-based and doxycycline-based products for indications we are pursuing with AMZEEQ, FMX103 and our other product candidates. There may be granted patents that could be asserted against us in relation to such products or product candidates. There may also be granted patents held by third parties that may be infringed or otherwise violated by our other product candidates and activities, and we do not know whether or to what extent we may be infringing or otherwise violating third party patents. There may also be third party patent applications that if approved and granted as patents may be asserted against us in relation to AMZEEQ, FMX103 or any of our other product candidates or activities. We may fail to identify new applications and granted patents that may be asserted against us in relation to AMZEEQ, FMX103 or any of our other product candidates or activities. Searches and analyses undertaken may not uncover all potential and future threats. These third parties could bring claims against us that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages and legal fees. Further, if a patent infringement suit were brought against us, we could be temporarily or permanently enjoined or otherwise forced to stop or delay research, development, manufacturing or sales of the product candidate that is the subject of the suit.

As a result of patent infringement claims, or to avoid potential claims, we may choose or be required to seek licenses from third parties. These licenses may not be available on acceptable terms, or at all. Even if we are able to obtain a license, the license would likely obligate us to pay license fees or royalties or both, and the rights granted to us might be nonexclusive, which could result in our competitors gaining access to the same intellectual property, or such rights might be restrictive and limit our present and future activities. Ultimately, we or a licensee could be prevented from commercializing a product or be forced to cease some aspect of our business operations, if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms.

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

Furthermore, several of our employees were previously employed at universities or other pharmaceutical companies, including potential competitors. While we take steps to prevent our employees from using the proprietary information or know-how of others that is not in the public domain or that has not already been independently developed by us earlier, we may be subject to claims that we or these employees have inadvertently or otherwise used or disclosed, confidential information,  intellectual property, trade secrets or other proprietary information of any such employee’s former employer. Litigation may be necessary to defend against these claims and, even if we are successful in defending ourselves, could result in substantial costs to us or be distracting to our management. If we do not succeed with respect to any such claims, in addition to paying monetary damages and possible ongoing royalties, we may lose valuable intellectual property rights or personnel.

If we are unable to protect our trademarks from infringement, our business prospects may be harmed.

We own trademarks that identify “Foamix” and have registered these trademarks in the United States and Israel. We own the trademarks “AMZEEQ” and “MST” that identify our recently FDA approved topical product for acne vulgaris and its delivery technology and we have filed applications for these trademarks in the United States and in Israel. We also own and have filed applications for trademarks in the United States that represent the proposed commercial name(s) of our other drug product candidates. Although we take steps to monitor the possible infringement or misuse of our trademarks, it is possible that third parties may infringe, dilute or otherwise violate our trademark rights. Any unauthorized use of our trademarks could harm our reputation or commercial interests. In addition, our enforcement against third party infringers or violators may be unduly expensive and time-consuming, and the outcome may be an inadequate remedy.

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

For example, Paragraph IV Certification Notice Letters from Taro Pharmaceutical Industries, Ltd. dated December 20, 2018 and January 18, 2019, were received in connection with Finacea. A Paragraph IV Certification Notice Letter notifies the FDA that one or more patents listed in the FDA’s Orange Book is allegedly invalid, unenforceable or will not be infringed by an ANDA product. In the case at hand, the letters were directed against several of our U.S. patents and stated that Taro had submitted to the FDA an ANDA for an azelaic acid foam composition which is a generic version of Finacea.

Complaints were filed against Taro with the U.S. District Court for the District of Delaware, asserting, among other things, that Taro had infringed our patents, as listed in its Paragraph IV Notice Letters, by seeking FDA approval to manufacture and sell a generic version of Finacea prior to expiration of these patents. Since the complaint was filed within the 45-day period required under the Hatch-Waxman Act, a 30-month stay will preclude Taro from receiving final FDA approval of a generic version of Finacea prior to June 2021, unless a court enters judgment that the patents are invalid or not infringed.

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

Filing, prosecuting and defending patents on product candidates in all or most countries throughout the world would be prohibitively expensive. We primarily file patent applications in the United States and may file in some other selected jurisdictions on a case-by-case basis. As a result, our intellectual property rights in countries outside the United States are generally significantly less extensive than those in the United States. In addition, the laws of some foreign countries and jurisdictions, particularly of certain developing countries and jurisdictions, do not protect intellectual property rights to the same extent as federal and state laws in the United States, and these countries and jurisdictions may limit the scope of what can be claimed, and in some cases may even force us to grant a compulsory license to competitors or other third parties. Consequently, we may not be able to prevent third parties from practicing our inventions outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not sought or obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but protection and enforcement is not as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. Moreover, competitors or others may raise legal challenges to our intellectual property rights or may infringe upon our intellectual property rights, including through means that may be difficult to prevent or detect.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, especially those relating to pharmaceuticals, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Further, third parties may prevail in their claims against us, which could potentially result in the award of injunctions or substantial damages against us. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

Although our ordinary shares are quoted on the Nasdaq, an active trading market for our shares may not be sustained. The lack of an active market may impair the ability of holders of our ordinary shares to sell their shares at the time they wish to sell them or at a price that they consider reasonable. The lack of an active market may also reduce the fair market value of our shares, and may cause the trading price of our ordinary shares to be more volatile. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other companies by using our shares as consideration.

The market price of our ordinary shares may be subject to fluctuation and holders of our ordinary shares could lose all or part of their investment.

The stock market in general and the market price of our ordinary shares in particular has been, and will likely continue to be, subject to fluctuation, whether due to, or irrespective of, our operating results and financial condition. For example, the price of our shares fell by more than 40% following the announcement of top-line results from our first two Phase III clinical trials for AMZEEQ and then increased by more than 40% on September 11, 2018, following the announcement of successful results from our third Phase III clinical for AMZEEQ. The market price of our ordinary shares on the Nasdaq  may fluctuate as a result of a number of factors, some of which are beyond our control, including, but not limited to:

•	our ability to successfully launch and commercialize AMZEEQ in the United States;

•	the status and cost of our marketing commitments for AMZEEQ;

•	actual or anticipated variations in our and our competitors’ results of operations and financial condition;

•	market acceptance of our products;

•	the mix of products that we sell and related services that we provide;

•	the success or failure of our licensees to develop, obtain approval for and commercialize our licensed products, for which we are entitled to contingent payments and royalties;

•	changes in earnings estimates or recommendations by securities analysts, if our ordinary shares are covered by analysts;

•	development of technological innovations or new competitive products by others;

•	announcements of technological innovations or new products by us;

•	publication of the results of preclinical or clinical trials for our product candidates;

•	failure by us to achieve a publicly announced milestone;

•	delays between our expenditures to develop and market new or enhanced products and the generation of sales from those products;

•	the filing of ANDAs by generic companies seeking approval to market generic versions of our products and of our licensee’s products;

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

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various requirements that are applicable to other public companies that are not “emerging growth companies.” Most of such requirements relate to disclosures that we would otherwise be required to make. For example, as an emerging growth company, we will not be required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act for up to five fiscal years after the date of our initial public offering. We will remain an emerging growth company until December 31, 2019, the last day of our fiscal year following the fifth anniversary of the closing of our initial public offering.

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

If we are characterized as a PFIC, our U.S. shareholders may suffer adverse tax consequences, including having gains realized on the sale of our ordinary shares treated as ordinary income, rather than as capital gain, the loss of the preferential rate applicable to dividends received on our ordinary shares by individuals who are U.S. Holders (as defined in the section titled “U.S. Federal Income Tax Considerations” in our prospectus supplement filed pursuant to Rule 424(b)(2) on September 14, 2018 under our shelf registration statement on Form S-3 (registration statement no. 333-224084, declared effective April 12, 2018)), and having interest charges apply to distributions by us and the proceeds of share sales. Certain elections exist that may alleviate some of the adverse consequences of PFIC status and would result in an alternative treatment (such as mark-to-market treatment) of our ordinary shares; however, we do not intend to provide the information necessary for U.S. holders to make qualified electing fund elections if we are classified as a PFIC.

If a United States person is treated as owning at least 10% of our common shares, such holder may be subject to adverse U.S. federal income tax consequences.

If a U.S. Holder (as defined in the section titled “U.S. Federal Income Tax Considerations” in our prospectus supplement filed pursuant to Rule 424(b)(2) on September 14, 2018 under our shelf registration statement on Form S-3 (registration statement no. 333-224084, declared effective April 12, 2018)) is treated as owning (directly, indirectly or constructively) at least 10% of the value or voting power of our common shares, such U.S. Holder may be treated as a “United States shareholder” with respect to each “controlled foreign corporation” in our group. Because our group includes at least one U.S. subsidiary, if we were to form or acquire any non-U.S. subsidiaries in the future, they may be treated as controlled foreign corporations. A United States shareholder of a controlled foreign corporation may be required to annually report and include in its U.S. taxable income its pro rata share of “Subpart F income,” “global intangible low-taxed income” and investments in U.S. property by that controlled foreign corporation, regardless of whether that controlled foreign corporation, or we, make any distributions. An individual that is a United States shareholder with respect to a controlled foreign corporation generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a United States shareholder that is a U.S. corporation. We cannot provide any assurances that we will assist investors in determining whether any non-U.S. subsidiaries that we may form or acquire in the future will be treated as controlled foreign corporations or whether any such investor would be treated as a United States shareholder with respect to any of such controlled foreign corporations. Further, we cannot provide any assurances that we will furnish to any investor information that may be necessary to comply with the reporting and tax paying obligations discussed above. Failure to comply with these reporting obligations may subject a U.S. Holder to significant monetary penalties and may extend the statute of limitations with respect to its U.S. federal income tax return for the year for which reporting was due. U.S. Holders should consult their tax advisors regarding the potential application of these rules to their investment in our common shares.

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

In addition, on December 22, 2017, U.S. federal tax legislation popularly known as the Tax Cuts and Jobs Act (the “Tax Cuts and Jobs Act”) was signed into law, which significantly revised the Internal Revenue Code of 1986, as amended. The overall impact of the Tax Cuts and Jobs Act continues to be uncertain and our business and financial condition could be adversely affected by it or as a result of interpretations thereof. It is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act. The impact of this tax reform on holders of our common shares is also uncertain and could be adverse.

Tax authorities may disagree with our positions and conclusions regarding certain tax positions, resulting in unanticipated costs, taxes or non-realization of expected benefits.

A tax authority may disagree with tax positions that we have taken, which could result in increased tax liabilities. For example, the U.S. Internal Revenue Service or another tax authority could challenge our allocation of income by tax jurisdiction and the amounts paid between our affiliated companies pursuant to our intercompany arrangements and transfer pricing policies. Similarly, a tax authority could assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable connection, often referred to as a “permanent establishment” under international tax treaties, and such an assertion, if successful, could increase our expected tax liability in one or more jurisdictions. A tax authority may take the position that material income tax liabilities, interest and penalties are payable by us, in which case we expect that we might contest such assessment. Contesting such an assessment may be lengthy and costly and, if we were unsuccessful in disputing the assessment, the result could increase our anticipated effective tax rate.

Risks Related to Our Operations in Israel

Our headquarters, research and development and other significant operations are located in Israel and, therefore, our results may be adversely affected by political, economic and military instability in Israel.

Our headquarters and research and development facilities are located in Rehovot, Israel. In addition, some of our key employees, officers and directors are residents of Israel. Accordingly, political, economic and military conditions in Israel may directly affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel, its neighboring countries and other organizations. Any hostilities involving Israel or the interruption or curtailment of trade or transport between Israel and its trading partners could adversely affect our operations and results of operations. Further, certain countries, as well as certain companies and organizations, continue to participate in a boycott of Israeli businesses and businesses with large Israeli operations. Such boycott or other restrictive laws, policies or practices may have a material adverse effect on our business and financial condition in the future. Further, certain countries, as well as certain companies and organizations, continue to participate in a boycott of Israeli businesses and businesses with large Israeli operations. Such boycott or other restrictive laws, policies or practices may have a material adverse effect on our business and financial condition in the future. In addition, our operations could be disrupted by the obligations of personnel to perform military reserve service.

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

It may be difficult to enforce a judgment of a United States court against us, our officers and directors in Israel or the United States, to assert United States securities laws claims in Israel or to serve process on our officers and directors.

We are incorporated in Israel. A significant number of our current executive officers and directors reside outside of the United States, and most of our assets and most of the assets of these persons are located outside of the United States. Therefore, a judgment obtained against us, or any of these persons, including a judgment based on the civil liability provisions of the United States federal securities laws, may not be collectible in the United States and may not be enforced by an Israeli court. It also may be difficult for you to effect service of process on these persons in the United States or to assert United States securities law claims in original actions instituted in Israel. Israeli courts may refuse to hear a claim based on an alleged violation of United States securities laws reasoning that Israel is not the most appropriate forum in which to bring such a claim. In addition, even if an Israeli court agrees to hear a claim, it may determine that Israeli law and not United States law is applicable to the claim. If United States law is found to be applicable, the content of applicable United States law must be proven as a fact by expert witnesses, which can be a time consuming and costly process. Certain matters of procedure will also be governed by Israeli law.

There is little binding case law in Israel that addresses the matters described above. As a result of the difficulty associated with enforcing a judgment against us in Israel, holders of our ordinary shares may not be able to collect any damages awarded by either a United States or foreign court.

The rights and responsibilities of our shareholders are governed by Israeli law, which differs in some material respects from the rights and responsibilities of shareholders of United States companies.

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

Sanctions and other trade control laws create the potential for significant liabilities, penalties and reputational harm.

As a company gearing toward the launch of commercial operations in the United States and overseas, we may be subject to national laws as well as international treaties and conventions controlling imports, exports, re-export and diversion of goods, services and technology. These include import and customs laws, export controls, trade embargoes and economic sanctions, denied party watch lists and anti-boycott measures (collectively “Customs and Trade Controls”). Applicable Customs and Trade Controls are administered by Israel’s Ministry of Finance, the U.S. Treasury’s Office of Foreign Assets Control (OFAC), other U.S. agencies and other agencies of other jurisdictions where we do business. Customs and Trade Controls relate to a number of aspects of our business, including most notably the sales of finished goods and API as well as the licensing of our intellectual property, as provided above. Compliance with Customs and Trade Controls has been the subject of increasing focus and activity by regulatory authorities, both in the United States and elsewhere, in recent years. Although we have policies and procedures designed to address compliance with Customs and Trade Controls, actions by our employees, by third-party intermediaries (such as distributors and wholesalers) or others acting on our behalf in violation of relevant laws and regulations may expose us to liability and penalties for violations of Customs and Trade Controls and accordingly may have a material adverse effect on our reputation and our business, financial condition and results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

As consideration for the Credit Agreement, we issued a warrant to purchase Ordinary Shares to each of Perceptive and OrbiMed Partners Master Fund Limited, LP, or the Warrants. The Warrants have an exercise price of $2.09 per share, which is equal to the trailing five-day volume weighted average price of our Ordinary Shares on the trading day immediately prior to the closing date.  The Warrants are exercisable for a total of 1,100,000 Ordinary Shares and have an expiration date of July 29, 2026. The Warrants were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Dividends

The Credit Agreement contains restrictive covenants prohibiting us, Foamix Pharmaceuticals Inc. and the Subsidiary Guarantors from paying cash dividends, subject to limited exceptions.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None

ITEM 6. Exhibits

Incorporated by Reference
Exhibit Number	Description Of Document	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Articles of Association of Foamix Pharmaceuticals Ltd.	10-Q	001-36621	3.1	May 7, 2019
10.1**
Credit Agreement and Guaranty among Foamix Pharmaceuticals Inc., Foamix Pharmaceuticals Ltd., Perceptive Credit Holdings II, LP, OrbiMed Royalty & Credit Opportunities III, LP and the other lenders from time to time party thereto.
X
10.2**
U.S. Security Agreement among Foamix Pharmaceuticals Inc., Foamix Pharmaceuticals Ltd. and Perceptive Credit Holdings II, LP for the benefit of Perceptive Credit Holdings II, LP, OrbiMed Royalty & Credit Opportunities III, LP and the other lenders from time to time party to the Credit Agreement.
X
10.3	Warrant Certificate issued by Foamix Pharmaceuticals Ltd. for the benefit of OrbiMed Royalty & Credit Opportunities III, LP.					X
10.4	Warrant Certificate issued by Foamix Pharmaceuticals Ltd. for the benefit of Perceptive Credit Holdings II, LP					X
10.5	Securities Purchase Agreement, dated July 29, 2019, by and among Foamix Pharmaceuticals Ltd. and Perceptive Life Sciences Master Fund, Ltd.	8-K	001-36621	10.1	July 30, 2019
10.6	Controlled Equity Offering Sales AgreementSM, dated August 19, 2019, by and between Foamix Pharmaceuticals Ltd. and Cantor Fitzgerald & Co.	8-K	001-36621	1.1	August 19, 2019
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Document					X
101.LAB	XBRL Taxonomy Extension Label Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

* These certifications are being furnished solely to accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Exchange Act, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

** Certain schedules, exhibits, annexes and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOAMIX PHARMACEUTICALS LTD.

Date: November 12, 2019	By:	/s/ David Domzalski
David Domzalski
Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2019	By:	/s/ Ilan Hadar
Ilan Hadar
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)