Form 10-K
period 2019-12-31
Foamix Pharmaceuticals Ltd.
filed 2020-03-12
CIK 1606645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

+972-8-9316233
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Ordinary shares, par value NIS 0.16 per share	FOMX	The Nasdaq Stock Market LLC

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes ☐     No ☒

The aggregate market value of the registrant’s ordinary shares, par value NIS 0.16 per share, held by non-affiliates of the registrant on June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $129.2 million (based on the closing sales price of the registrant’s ordinary shares on that date). Ordinary shares held by each director and executive officer of the registrant, as well as shares held by each holder of more than 10% of the ordinary shares known to the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The total number of shares outstanding of the registrant’s ordinary shares, par value NIS 0.16 per share, as of March 1, 2020, was 61,634,707.

Foamix Pharmaceuticals Ltd. meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE

None

FOAMIX PHARMACEUTICALS LTD.
FORM 10-K

EXPLANATORY NOTE

On November 10, 2019, Foamix Pharmaceuticals Ltd. (“Foamix”) entered into an Agreement and Plan of Merger (as amended by Amendment No. 1 to the Agreement and Plan of Merger, dated as of December 4, 2019, the “Merger Agreement”) with Menlo Therapeutics Inc. (“Menlo”), a Delaware corporation, and Giants Merger Subsidiary Ltd. (“Merger Sub”), a direct and wholly-owned Israeli subsidiary of Menlo, whereby Merger Sub agreed to merge with and into Foamix, with Foamix continuing as the surviving corporation and a wholly-owned subsidiary of Menlo (the “Merger”). On March 9, 2020, the Merger was completed, and, as of the date of this Annual Report on Form 10-K (this “Annual Report”), Foamix is a wholly-owned subsidiary of Menlo.

This Annual Report only includes information with respect to Foamix and does not include a description of the business of Foamix and Menlo as a combined company, nor does it include any financial information about the combined company. We urge Foamix shareholders to review Menlo’s filings made with the SEC, including Menlo’s most recent Annual Report on Form 10-K filed on March 3, 2020 for a description of Menlo’s business and risks associated therewith. In particular, Foamix shareholders should review Menlo’s risk factors that discuss their ongoing clinical trials with respect to serlopitant.

DEFINITIONS

Unless otherwise indicated, all references to the “Company,” “we,” “us,” “our” and “Foamix” refer to Foamix Pharmaceuticals Ltd. and its subsidiary, Foamix Pharmaceuticals Inc., a Delaware corporation.

References to the “Board” or the “board of directors” are to the Company’s board of directors;

References to the “Companies Law” are to Israel’s Companies Law, 5759-1999, as currently amended;

References to the “Efficacy Determination” means (i) the top-line primary endpoint results of both Phase III PN Trials as delivered in the form set forth (and subject to the terms and conditions set forth) in Exhibit 2.4(g)(ii) of the Merger Agreement by QST Consultations, LTD to Menlo and Foamix; or (ii) if the top-line primary endpoint results of only one Phase III PN Trial is delivered in the form set forth (and subject to the terms and conditions set forth) in Exhibit 2.4(g)(ii) of the Merger Agreement by QST Consultations, LTD to Menlo and Foamix on or before May 31, 2020, such results as delivered in such form.

References to the “Exchange Act” are to the Securities Exchange Act of 1934, as amended;

References to the “FDA” are to the United States Food and Drug Administration;

References to “Menlo” are to Menlo Therapeutics Inc.;

References to the “Merger Agreement” mean the Agreement and Plan of Merger, dated as of November 10, 2019, by and among Foamix, Menlo and Merger Sub, as amended by Amendment No. 1 to the Agreement and Plan of Merger, dated as of December 4, 2019;

References to “Nasdaq” are to the Nasdaq Global Stock Market;

References to “ordinary shares” are to our ordinary shares, par value of NIS 0.16 per share;

References to “Phase III PN Trials” mean the Phase III double-blinded, placebo-controlled trials for the treatment of pruritus associated with prurigo nodularis, referenced by Protocol Numbers MTI-105 (United States) and MTI-106 (Europe), and being conducted by Synteract, Inc. and TFS International AB, respectively;

References to the “SEC” are to the United States Securities and Exchange Commission;

References to the “Securities Act” are to the Securities Act of 1933, as amended; and

References to “U.S. dollars” and “$” are to currency of the United States of America, and references to “NIS” are to New Israeli Shekels.

USE OF TRADEMARKS

“Foamix,” the Foamix logo and other trademarks or service marks of Foamix, or AMZEEQ and MST that identify our recently FDA-approved topical product for acne vulgaris and its delivery technology, appearing in this Annual Report on Form 10-K, are the property of Foamix. This Annual Report also contains trade names, trademarks and service marks of others, which are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

FORWARD-LOOKING STATEMENTS

This Annual Report contains express or implied “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other U.S. Federal securities laws.

These forward-looking statements include, but are not limited to, statements regarding the following matters:

•	FDA approval of, or other regulatory action in the United States and elsewhere with respect to, our product candidates;

•	the commercialization of AMZEEQ and current or future product candidates;

•	our ability to achieve favorable pricing for AMZEEQ and product candidates;

•	our expectations regarding the commercial supply of AMZEEQ and product candidates;

•	third-party payor reimbursement for AMZEEQ and product candidates;

•	our estimates regarding anticipated expenses, capital requirements and needs for additional financing;

•	the potential market size of treatments for any diseases and market adoption of our products by physicians and patients;

•	the timing, cost or other aspects of the commercialization of AMZEEQ and product candidates;

•	the completion of, and receiving favorable results of, clinical trials for our product candidates;

•	application for and issuance of patents to us by the United States Patent and Trademark Office, or USPTO, and other governmental patent agencies;

•	the timing, costs or results of litigation to protect our intellectual property portfolio;

•	development and approval of the use of our product candidates for additional indications;

•	our expectations regarding licensing, business transactions and strategic operations; and

•	the ability to successfully integrate our business with Menlo.

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

PART I

ITEM 1 - BUSINESS

Overview of Foamix’s Business

We are a specialty pharmaceutical company focused on the development and commercialization of innovative therapies in dermatology. Utilizing our expertise in the development of topical minocycline, we are working to develop and commercialize topical drugs for dermatological therapy, including the first topical minocycline products in the United States. On October 18, 2019, the FDA approved our first drug product, AMZEEQTM (minocycline) topical foam, 4%, formerly known as FMX101 (“AMZEEQ”), a once-daily topical antibiotic for the treatment of inflammatory lesions of non-nodular moderate-to-severe acne vulgaris in patients 9 years of age and older. AMZEEQ is the first topical minocycline to be approved by the FDA for any condition. AMZEEQ became available for prescribing on January 13, 2020.

Consummation of the Merger with Menlo Therapeutics Inc.

On November 10, 2019, we entered into the Merger Agreement with Menlo and Merger Sub whereby Merger Sub agreed to merge with and into Foamix, with Foamix continuing as the surviving corporation and a wholly-owned subsidiary of Menlo. Menlo, which completed its initial public offering in January 2018 and is listed on the Nasdaq Global Select Market under the symbol “MNLO”, is a late-stage biopharmaceutical company focused on the development and commercialization of serlopitant, an NK1 receptor antagonist given as a once-daily oral tablet for the treatment of pruritus, or itch, associated with various conditions such as prurigo nodularis (“PN”) and psoriasis.  Menlo’s clinical development program for serlopitant includes two ongoing Phase III clinical trials for the treatment of pruritus associated with PN and a Phase III-ready clinical program for the treatment of pruritus associated with psoriasis. On March 9, 2020 (the “Effective Date”), the Merger was completed and Foamix is now a wholly-owned subsidiary of Menlo. Foamix will cease to be a reporting company as of March 19, 2020 and all future filings of the combined company will be made by Menlo.

On the Effective Date, each ordinary share of Foamix was exchanged for 0.5924 shares of common stock of Menlo (the “Exchange Ratio”). In addition, on the Effective Date, Foamix shareholders received one contingent stock right (a “CSR”) for each Foamix ordinary share  held by them. The CSRs are governed by the Contingent Stock Rights Agreement (the “CSR Agreement”), dated as of March 9, 2020, by and between Menlo and American Stock Transfer & Trust Company, LLC, and represent the non-transferable contractual right to receive shares of common stock of Menlo if specified events occur within agreed time periods. Pursuant to the CSR Agreement, each CSR may become convertible upon the occurrence of the events described below, and, if so converted, will entitle its holder to receive from Menlo additional shares of Menlo common stock. The CSR events relate to Menlo’s Phase III PN Trials. The CSRs may become convertible and additional shares of Menlo common stock may become payable to the rights agent, for subsequent distribution to the holders of the CSRs, upon the occurrence of the following events:

•
if, on or prior to May 31, 2020, the Efficacy Determination reports that proof of statistically significant superiority of serlopitant treatment over placebo treatment on the primary endpoint, as set out in the Merger Agreement (“Serlopitant Significance”), was achieved in one Phase III PN Trial but was not achieved (or has not been determined) in the other Phase III PN Trial, each CSR will be converted into 0.6815 shares of Menlo common stock pursuant to the terms and conditions of the CSR Agreement. Following such Efficacy Determination, the effective Exchange Ratio in the Merger will be 1.2739 shares of Menlo common stock for each Foamix ordinary share, increasing the former Foamix shareholders’ ownership of the outstanding share capital of the combined company to approximately 76% and correspondingly decreasing the pre-Merger Menlo stockholders’ ownership of the outstanding share capital of the combined company to approximately 24%, each calculated on a fully diluted basis (with such percentages calculated as if the CSR conversion to additional shares occurred on the Effective Date); and

•
if, on or prior to May 31, 2020, the Efficacy Determination reports that Serlopitant Significance was not achieved in either of the Phase III PN Trials, or if the Efficacy Determination has not been delivered on or before May 31, 2020, each CSR will be converted into 1.2082 shares of Menlo common stock pursuant to the terms and conditions of the CSR Agreement. Following such Efficacy Determination, the effective Exchange Ratio in the Merger will be 1.8006 shares of Menlo common stock for each Foamix ordinary share, increasing the former Foamix shareholders’ ownership of the outstanding share capital of the combined company to approximately 82% and correspondingly decreasing the pre-Merger Menlo stockholders’ ownership of the outstanding share capital of the combined company to approximately 18%, each calculated on a fully diluted basis (with such percentages calculated as if the CSR conversion to additional shares occurred on the Effective Date).

If the Efficacy Determination reports that Serlopitant Significance was demonstrated in both Phase III PN Trials, the CSRs will automatically be terminated, and their holders will not be entitled to any additional shares of Menlo common stock pursuant to the CSR or the CSR Agreement. The effective Exchange Ratio in the Merger will remain 0.5924 shares of Menlo common stock for each Foamix ordinary share and former Foamix shareholders will maintain their ownership of approximately 59% of the outstanding share capital of the combined company, with the Menlo stockholders owning the remaining 41% of the outstanding share capital of the combined company, each calculated on a fully diluted basis.

This Annual Report only includes information with respect to Foamix and does not include a description of the business of Foamix and Menlo as a combined company, nor does it include any financial information about the combined company. We urge Foamix shareholders to review Menlo’s filings made with the SEC, including Menlo’s most recent Annual Report on Form 10-K filed on March 3, 2020 for a description of Menlo’s business and risks associated therewith. In particular, Foamix shareholders should review Menlo’s risk factors that discuss their ongoing clinical trials with respect to serlopitant.

Foamix Product Pipeline

In October 2019, we announced that the FDA accepted our New Drug Application, or NDA, and set a target Prescription Drug User Fee ACT, or PDUFA, action date of June 2, 2020 for our late-stage drug product candidate, FMX103 (1.5% minocycline foam), for the treatment of moderate-to-severe papulopustular rosacea in adults. In November 2018, we announced that both of our Phase III clinical trials for FMX103 (Studies FX2016-11 and FX2016-12) met each of their co-primary endpoints, demonstrating a statistically significant reduction in inflammatory lesion counts and IGA treatment success, as assessed by Investigator’s Global Assessment, or IGA, scores of approximately 50% from baseline. There were very few reported adverse events and no treatment-related serious adverse events observed in these Phase III clinical trials, as well as in the 40-week open label safety extension (Study FX2016-13) that was completed in February 2019.  We cannot provide any assurances or predict with any certainty the schedule for which we will receive approval for FMX103, if at all.

Both AMZEEQ and FMX103 were developed using our Molecule Stabilizing Technology (MST™) vehicle, a proprietary foam platform designed to optimize the topical delivery of minocycline, an active pharmaceutical ingredient, or API, that was commercially available only in oral form until the FDA’s approval of AMZEEQ.

In addition, we have proprietary delivery technologies in development that enable topical delivery of other APIs, each having unique pharmacological features and characteristics designed to keep the API stable when delivered and directed to the target site. We believe our MST vehicle and other topical delivery platforms may offer significant advantages over alternative delivery options and can be generally applicable for multiple application sites across a range of conditions.

We are currently developing a pipeline of other innovative product candidates to enhance our minocycline platform, including FCD105, a topical combination foam for the treatment of moderate-to-severe acne vulgaris, comprising minocycline 3% and adapalene 0.3%. In September 2019, we announced that the first patient was enrolled in our Phase II clinical trial (Study FX2016-40) to evaluate the efficacy and safety of FCD105.  In November 2019, we announced that enrollment had been completed for this clinical trial, and we expect topline data from this Phase II clinical trial in the second quarter of 2020. Pending a successful development program, we intend to file an NDA for FCD105 under the FDA 505(b)(2) regulatory pathway, which is the same regulatory pathway we have pursued for AMZEEQ and are pursuing for FMX103.

Development and License Agreements

Parallel to the development of our product candidates, we have entered into development and license agreements with various pharmaceutical companies, including LEO Pharma A/S, or LEO, Mylan N.V. and Actavis plc, combining our emulsion-based foam technology with drugs selected by the licensee to create new product offerings for patients. This licensed technology is different from the technology used in AMZEEQ and in our pipeline products. Each license agreement entitles us to service payments, contingent payments and royalties from sales of any new products that are commercialized. Each agreement is exclusive only to the specific drug that is licensed, leaving us the rights to commercialize and develop products with other drugs for the same indications using our proprietary foam technology while also allowing the licensee to apply the new products to any indication with its specific drug.

In September 2015, Bayer HealthCare AG, or Bayer, began selling in the United States a product branded Finacea, based on our foam technology. Finacea is a prescription topical drug which was developed through a collaboration between Bayer and Foamix. It is the first prescription product developed using our proprietary technology that has been approved by the FDA for sale in the United States. Bayer listed in the Orange Book several patents that were licensed from us in connection with the development of Finacea.  According to our initial license agreement with Bayer, we are entitled to receive royalties and certain contingent payments upon the commercialization of Finacea. On September 4, 2018, LEO acquired Finacea from Bayer. As part of the acquisition, our license agreement with Bayer with respect to Finacea was assigned to LEO. LEO has assumed all of the rights and responsibilities of Bayer under the license agreement as it relates to Finacea, including the payment of royalties to us and rights and obligations related to patent litigation matters.

In April 2019, our partner, LEO, informed us that the batches of API intended for use in Finacea and produced by a contract manufacturer had failed to meet the required specifications for the finished product and has been unable to manufacture the Finacea product for sale, which, in turn, reduced the royalty payments from LEO to us since that time. LEO has informed us that they are working diligently to address the issue in order to be able to produce sufficient supply of the finished product to meet the demand for Finacea in the market. We do not know when the production of Finacea will resume, if at all. This supply chain issue for Finacea is unrelated to our manufacturing, production or supply of AMZEEQ, FMX103 or any of our other product candidates. In 2019, we received (or became entitled to receive) a total of $0.4 million in royalties from sales of Finacea from LEO.

Together with LEO, we are litigating against Taro Pharmaceuticals Industries Ltd., or Taro, for its alleged infringement of certain of our patents following Taro’s submission of an ANDA to the FDA seeking approval to manufacture and sell a generic version of Finacea. See also “Risk Factors—Risks Related to Our Intellectual Property—We have received notice letters of ANDAs submitted for drug products that are generic versions of Finacea foam and we are involved in lawsuits to protect and enforce our patents, which are expensive, time consuming and may be unsuccessful.” In 2019, we, together with LEO, separately settled similar patent litigation with affiliates of Perrigo Company plc and Teva Pharmaceuticals Industries Ltd.

Intellectual Property

Our intellectual property and proprietary technology are essential to the development, manufacture, and sale of AMZEEQ and FMX103 and our future pipeline product candidates. We are committed to protecting our intellectual property rights, core technologies and other know-how, through a combination of patents, trademarks, trade secrets, non-disclosure and confidentiality agreements, licenses, assignments of invention and other contractual arrangements with our employees, consultants, partners, suppliers, customers and others. Additionally, we rely on our research and development program, clinical trials, know-how and marketing and distribution programs to advance our products.

Competition

The medical and pharmaceutical industries in which we operate are intensely competitive and subject to significant technological change and changes in practice. While we believe that our innovative technology, knowledge, experience and resources provide us with competitive advantages, we face and may face competition from many different sources with respect to AMZEEQ, which is available for purchase, our Phase III product candidate FMX103 and our other pipeline products or any product candidates that we may seek to develop or commercialize in the future. Possible competitors may include pharmaceutical companies, academic and medical institutions, governmental agencies and public and private research institutions. These prospective competitors have the ability to effectively discover, develop, test and obtain regulatory approvals for products that compete with ours, as well as the ability to effectively commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to actual and prospective customers and medical staff.

Currently marketed products that may compete with AMZEEQ  include: (a) oral products such as Solodyn (minocycline, Bausch Health), Doryx (doxycycline, Mayne Pharmaceuticals), Targadox (doxycycline, Journey), Acticlate (docycycline, Almirall), Seysara (sarecycline, Almirall) and (b) topical products such as Epiduo (adapalene + benzoyl peroxide (“BPO”), Galderma), Aczone (dapsone, Almirall), Retin-A (tretinoin, Bausch Health), Onexton-Acanya (clindamycin + BPO, Bausch Health) and Tazorac (tazarotene, Almirall).

Currently marketed products that may compete with our FMX103 product candidate include: (a) branded and generic oral products containing minocycline (off-label), Oracea (doxycycline, Galderma) and (b) topical products such as all forms of metrogel/metronidazole available as a branded or generic product, Soolantra (ivermectin, Galderma) and Finacea (azaleic acid, LEO).

In addition, new products are currently being developed that may compete with AMZEEQ and our FMX103 product candidate, if approved, including: generic versions of any of the above on-marketed products and, specifically for acne: Twyneo (tretinoin + BPO, Sol-Gel) and Clascoterone (Cassiopea) and specifically for papulopustular rosacea: Epsolay (BPO, Sol-Gel). In September 2019 – Hovione Farmaciencia SA announced details of its planned Minocycline Against Rosacea Study, Phase III development program for the treatment of moderate to severe inflammatory rosacea with HY01 a 3% topical gel suspension containing minocycline non-hydrochloride. In January 2020, BioPharmX Corporation entered into a Merger Agreement with Timber Pharmaceuticals LLC. and says that following the merger the combined company will “evaluate BioPharmX's Phase III ready proprietary topical minocycline gel programs” This product has previously been studied by BioPharmX in the treatment of inflammatory lesions of acne vulgaris and papulopustular rosacea. In 2019, Sol-Gel completed Phase III studies for EPSOLAY® (microencapsulated benzoyl peroxide cream, 5%) for inflammatory lesions of Rosacea, and for TWYNEO® (microencapsulated benzoyl peroxide, 3% and microencapsulated tretinoin, 0.1%) for Acne Vulgaris. If ultimately approved and launched in the United States, these products candidates could be direct competitors to AMZEEQ and FMX103.

Corporate Information

Following the consummation of the Merger on the Effective Date, Foamix became a wholly-owned subsidiary of Menlo. The combined company is incorporated in Delaware. In addition, Menlo will continue as an “emerging growth company,” as defined in Section 2(a) of the Securities Act and as modified by the JOBS Act and intends to take advantage of certain exemptions from various reporting requirements.

The combined company’s headquarter are located at 520 U.S. Highway 22, Suite 305, Bridgewater, New Jersey 08807.

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

Risks Related to Our Business and Industry

We are largely dependent on the success of AMZEEQ for the treatment of acne and our lead product candidate FMX103 for the treatment of rosacea.

We have invested a majority of our efforts and financial resources in the research and development of AMZEEQ for the treatment of inflammatory lesions of non-nodular moderate-to-severe acne vulgaris in patients 9 years of age and older, which received approval from the FDA on October 18, 2019 and became available for prescribing on January 13, 2020, and FMX103 for the treatment of moderate-to-severe papulopustular rosacea in adults, for which we submitted an NDA, that was accepted for review by the FDA in October 2019. We plan to dedicate our resources toward (i) the continued commercialization efforts for AMZEEQ; (ii) pre-commercialization efforts for FMX103 in anticipation of FDA approval; and (iii) advancing our other pipeline candidates. The success of our business depends largely on our ability to successfully commercialize AMZEEQ and to obtain regulatory approval for and successfully commercialize FMX103 in a timely manner. If we fail to do so, we may not be able to obtain adequate funding to continue to operate our business.

Even though AMZEEQ has received FDA approval, and even if FMX103 or our other product candidates receive regulatory approval, they may fail to achieve the broad degree of physician adoption and use and market acceptance necessary for commercial success.

Even though we have obtained FDA approval for AMZEEQ, and even if we obtain FDA approval for FMX103 or any of our other product candidates, the commercial success of such products will depend significantly on their broad adoption and use by dermatologists, pediatricians and other physicians for approved indications, including AMZEEQ for the treatment of moderate-to-severe acne in patients 9 years of age and older and FMX103 for the treatment of moderate-to-severe rosacea in adults, as well as any other therapeutic indications that we may seek to pursue.

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

Prior to the launch of AMZEEQ on January 13, 2020, we had not generated any revenues from the sale of our drug products. Successful commercialization of AMZEEQ or any future products is subject to many risks. Although many of our employees have commercialized products during their employment at other organizations, Foamix has not, as an organization, commercialized a product, and there is no guarantee that we will be able to do so successfully with AMZEEQ or any of our product candidates.

There are many factors that could cause commercialization of AMZEEQ or any future products to be unsuccessful, including a number of factors that are outside our control. The commercial success of AMZEEQ depends on, among other things, the extent to which patients and physicians accept and adopt AMZEEQ. For example, if the expected patient population is smaller than we estimate or if physicians are unwilling to prescribe or patients are unwilling to take AMZEEQ, the commercial potential of AMZEEQ will be limited. In addition, we also do not know how physicians, patients and payors will respond to the pricing of AMZEEQ. Thus, significant uncertainty remains regarding the commercial potential of AMZEEQ. Moreover, our ability to effectively generate revenues from AMZEEQ will depend on our ability to, among other things:

•	achieve and maintain compliance with regulatory and other requirements;

•	create market demand for and achieve market acceptance of AMZEEQ through our marketing and sales activities and other arrangements established for the promotion of AMZEEQ;

•	compete with other acne treatments (either in the present or in the future);

•	train, deploy and support a qualified sales force;

•
maintain and obtain agreements with third-party manufacturers that can produce commercial supplies of AMZEEQ at a scale sufficient to meet our anticipated demand and on terms acceptable to us and that can develop, validate and maintain commercially viable manufacturing processes that are compliant with current cGMP regulations, including our exclusive agreement with ASM for the supply of the finished product of AMZEEQ and our third party agreements with the suppliers of AMZEEQ’s API;

•	implement and maintain agreements with wholesalers, distributors and group purchasing organizations on commercially reasonable terms;

•	ensure that our entire supply chain efficiently and consistently delivers AMZEEQ to our customers;

•	receive coverage and adequate reimbursement for AMZEEQ from commercial health plans and governmental health programs;

•	successfully educate physicians and patients about the benefits, risks, administration and use of AMZEEQ;

•	obtain acceptance of AMZEEQ as safe and effective by patients and the medical community;

•	receive positive publicity related to AMZEEQ relative to the publicity related to our competitors’ products; and

•	maintain and defend our patent protection, seek additional protection and obtain regulatory exclusivity for AMZEEQ and our other product candidates.

Any disruption in our ability to generate revenues from the sale of AMZEEQ will have a material and adverse impact on our results of operations.

We are currently building our sales, marketing and distribution capabilities, and if we are unable to expand such capabilities, our business, results of operations and financial condition may be materially adversely affected.

In order to successfully market AMZEEQ, we must continue to build and develop our sales, marketing, distribution, managerial, compliance and related capabilities or make arrangements with third parties to perform these services. If we are unable to establish adequate sales, marketing, and distribution capabilities, whether independently or with third parties, we may not be able to appropriately commercialize AMZEEQ and may not become profitable.

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

We have not obtained regulatory approvals to market FMX103 or our other pipeline product candidates, and we may be delayed in obtaining or fail to obtain such regulatory approvals and to commercialize these product candidates.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, including the NDA for our product candidate FMX103 for the treatment of moderate-to-severe papulopustular rosacea in adults, which was accepted for review in October 2019, and such delays could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

If the FDA does not conclude that FMX103 satisfies the requirements under Section 505(b)(2) of the FDCA, or Section 505(b)(2), or if the requirements for FMX103 under Section 505(b)(2) are not as we expect, the approval pathway will likely take significantly longer, cost significantly more and entail significantly greater complications and risks than anticipated, and in either case may not be successful.

We have submitted an NDA for FMX103 under the FDA’s 505(b)(2) regulatory pathway. The Hatch-Waxman Act added Section 505(b)(2) to the FDCA. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant, and for which the applicant has not received a right of reference, which could expedite the development program for FMX103 by potentially decreasing the amount of clinical data that we would need to generate in order to obtain FDA approval. If the FDA does not allow us to pursue the Section 505(b)(2) regulatory pathway, we may need to conduct additional clinical trials, provide additional data and information, and meet additional standards for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval for FMX103, and complications and risks associated with this product candidate, would likely increase significantly. Moreover, inability to pursue the Section 505(b)(2) regulatory pathway could result in new competitive products reaching the market more quickly than our product candidate, which would likely harm our competitive position and prospects. Even if we are allowed to pursue the Section 505(b)(2) regulatory pathway, our product candidate may not receive the requisite approvals for commercialization.

In addition, notwithstanding the approval of AMZEEQ and certain other products by the FDA under Section 505(b)(2) over the last few years, certain competitors and others have objected to the FDA’s interpretation of Section 505(b)(2). If the FDA’s interpretation of Section 505(b)(2) is successfully challenged, the FDA may be required to change its 505(b)(2) policies and practices, which could delay or even prevent the FDA from approving any NDA that we submit under Section 505(b)(2). In addition, the pharmaceutical industry is highly competitive and Section 505(b)(2) NDAs are subject to special requirements designed to protect the patent rights of sponsors of previously approved drugs that are referenced in a Section 505(b)(2) NDA, and we may be required to certify against patents listed in the FDA’s Orange Book. These requirements may give rise to patent litigation and mandatory delays in approval of our NDAs for up to 30 months depending on the outcome of any litigation. It is not uncommon for a manufacturer of an approved product to file a citizen petition with the FDA seeking to delay approval of, or impose additional approval requirements for, pending competing products. If successful, such petitions can significantly delay, or even prevent, the approval of the new product. However, even if the FDA ultimately denies such a petition, the FDA may substantially delay approval while it considers and responds to the petition. In addition, even if we are able to utilize the Section 505(b)(2) regulatory pathway for FMX103, there is no guarantee this would ultimately lead to faster product development or earlier approval.

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

•	the FDA’s willingness to schedule an advisory committee meeting in a timely manner to evaluate and decide on the approval of an NDA;

•	the recommendation of the FDA advisory committee to approve our application without limiting the approved labeling, specifications, distribution or use of the products, or imposing other restrictions;

•	the FDA’s satisfaction with the NDA submission for FMX103 or our other product candidates;

•	the prevalence and severity of adverse events associated with AMZEEQ, FMX103 and our other product candidates;

•	the timely and satisfactory performance by third party contractors of their obligations in relation to our clinical trials and our manufacturing and supply of AMZEEQ and our product candidates;

•	our ability to raise additional capital on acceptable terms in order to achieve our goals;

•	the availability, perceived advantages, relative cost, safety and efficacy of alternative and competing treatments;

•	our ability to take advantage of the 505(b)(2) regulatory pathway and obtain regulatory marketing exclusivity for our products under the Hatch-Waxman Act;

•	our ability to create, pursue, obtain, protect and enforce our intellectual property rights with respect to AMZEEQ, FMX103 or our other product candidates;

•	the prevalence and severity of signs and symptoms associated with AMZEEQ, FMX103 and our other product candidates;

•
our ability to bring an action timely for patent infringement arising out of the filing of ANDAs by generic companies seeking approval to market generic versions of our products before the expiry of our patents;

•	our ability to bring an action timely for patent infringement arising out of the filing of 505(b)(2) applications by companies seeking approval to market products before expiry of our patents; and

•	our ability to avoid third party claims of patent infringement or intellectual property violations.

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

•	obtain IRB approval at each site;

•	enlist suitable patients to participate in a trial;

•	have patients complete a trial or return for post-treatment follow-up;

•	ensure clinical sites observe trial protocol or continue to participate in a trial;

•	address any patient safety concerns that arise during the course of a trial;

•	address any conflicts with new or existing laws or regulations;

•	add a sufficient number of clinical trial sites; or

•	manufacture sufficient quantities of the product candidate for use in clinical trials.

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

AMZEEQ and FMX103 and other product candidates may produce undesirable side effects that we may not have detected in our clinical trials. This could prevent us from gaining market acceptance for AMZEEQ or marketing approval for our product candidates, or from maintaining such acceptance and approval, and could substantially increase commercialization costs and even force us to cease operations.

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

Additionally, in the event we discover the existence of adverse medical events or side effects caused by AMZEEQ or one of our product candidates, a number of other potentially significant negative consequences could result, including:

•	sales of the product may be more modest than originally anticipated;

•	the FDA may suspend or withdraw its approval of the product;

•	the FDA may require the addition of labeling statements, such as warnings or contraindications or distribution and use restrictions;

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

•
creation of intellectual property rights, such as patents, which are necessary to protect our interests in a product candidate, can be challenging in relation to pharmaceutical formulations and their uses with known active pharmaceutical ingredients and generally used combinations of inactive ingredients approved by the FDA;

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

There are also several potential competing products currently under development. One of such potential competing products is a topical gel suspension containing minocycline non-hydrochloride for the treatment of inflammatory skin disease, including acne and rosacea, developed by Hovione, a manufacturer of active pharmaceutical ingredients and drug product intermediates, which product candidate has recently completed Phase II clinical trials for the treatment of moderate-to-severe papulopustular rosacea and has obtained FDA input for the design of a planned Phase III clinical trial. Another such potential competing product is a topical hydrophilic gel containing minocycline hydrochloride for the treatment of acne, known as BPX-01, developed by BioPharmX Corporation, for which BioPharmX has completed Phase IIa and Phase IIb clinical trials and has obtained FDA input for the design of a planned Phase III clinical trial. BioPharmX has also announced positive results for its Phase IIb study for a topical minocycline gel named BPX-04 for the treatment of rosacea. In addition, Sol-Gel is developing topical drugs containing microencapsulated benzoyl peroxide for the treatment of rosacea and acne vulgaris and intends to submit an NDA for each candidate in 2020. If ultimately approved and launched in the U.S., these products would become direct competitors to AMZEEQ and FMX103.

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

In addition, we may not be able to price AMZEEQ or, if approved, FMX103, competitively with current standard of care products or their price may drop considerably due to factors outside our control. If this happens or the price of materials and manufacture increases dramatically, our ability to continue to operate our business would be materially harmed and we may be unable to commercialize AMZEEQ or FMX103 successfully. Potential competitors may challenge, narrow, invalidate or seek to design around the claims of our granted patents or our patent applications, and such patents and patent applications may fail to provide adequate protection for our product candidates. Furthermore, such potential competitors may enter the market before us, and their products may be designed to circumvent our granted patents and pending patent applications.

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

Increasing expenditures for healthcare have been the subject of considerable public attention in the United States. Both private and government entities are seeking ways to reduce or contain healthcare costs. Numerous proposals that would effect changes in the U.S. healthcare system have been introduced or proposed in Congress and in some state legislatures, including reducing reimbursement for prescription products and reducing the levels at which consumers and healthcare providers are reimbursed for purchases of pharmaceutical products.

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

Since its enactment, there have been judicial, Congressional and political challenges to certain aspects of the ACA. For example, President Trump signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. In July 2018, CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of the ACA, and because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional and remanded the case to the lower court to reconsider its earlier invalidation of the full ACA. On January 3, 2020, the U.S. House of Representatives filed a petition for a writ of certiorari with the U.S. Supreme Court. Pending review, the ACA remains in effect, but it is unclear at this time what effect the latest ruling and petition will have on the status of the ACA. Although we cannot predict the form of any such replacement of the ACA may take, if any, or the full effect on our business of the enactment of additional legislation pursuant to healthcare and other legislative reform, we believe that legislation or regulations that would reduce reimbursement for, or restrict coverage of, our products could adversely affect how much or under what circumstances healthcare providers will prescribe or administer our products. This could materially and adversely affect our business by reducing our ability to generate revenues, raise capital, obtain additional licensees and market our products. In addition, we believe the increasing emphasis on managed care in the United States has and will continue to put pressure on the price and usage of pharmaceutical products, which may adversely impact product sales.

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

In addition to any healthcare reform measures which may affect reimbursement, market acceptance and sales of AMZEEQ, and, if approved, FMX103 and our other product candidates will depend on the reimbursement policies of government authorities and third party payors. Government authorities and third party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for, and establish reimbursement levels.

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

These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, and manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because of the numerous risks and uncertainties associated with product development and commercialization, we are unable to reliably estimate the actual amounts necessary to successfully complete the development and commercialization of any of our product candidates.

Based on our current plans, we believe our existing cash and investments will be sufficient to fund our operating expenses and capital requirements into the second quarter of 2021. However, our operating plan may change as a result of many factors currently unknown to us. We may therefore need to seek additional capital sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations or additional license arrangements. Such financings may result in dilution to shareholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

•
the costs associated with creating, obtaining, protecting, defending and enforcing intellectual property, such as costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, litigation costs, including for patent infringement arising out of ANDA submissions by generic companies to manufacture and sell generic products or arising out of 505(2)(b) submissions, and the outcome of such litigation; and

•	the timing, receipt and amount of sales of, or royalties on, approved products.

Additional capital may not be available when we need it, on terms that are acceptable to us or at all. If adequate funds are not available to us on a timely basis, we may be required to:

•
delay, limit, reduce or terminate our establishment of manufacturing, sales and marketing or distribution capabilities or other activities that may be necessary to commercialize AMZEEQ, FMX103 or any of our other product candidates.

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

We continue to incur significant research and development and other expenses related to our ongoing clinical trials and operations. We have recorded a net loss of $95.2 million, $74.2 million and $65.7 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, we had an accumulated deficit of $310.6 million and had a working capital surplus of $47.1 million. We expect to continue to incur losses, and we anticipate these losses may continue as we advance our commercialization efforts for AMZEEQ and as we continue our development of, and seek regulatory approvals for, FMX103 and our other product candidates.

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

Reliance on third party subcontractors and suppliers entails a number of risks, including reliance on the third party for regulatory compliance and quality assurance, the possible breach of the manufacturing or supply agreement by the third party, the possibility that the supply is inadequate or delayed, the risk that the third party may enter the field and seek to compete and may no longer be willing to continue supplying, and the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us. In addition, third party subcontractors and suppliers may not be able to comply with cGMP or quality system regulation or similar regulatory requirements outside the U.S. If any of these risks transpire, we may be unable to timely retain alternate subcontractors or suppliers on acceptable terms and with sufficient quality standards and production capacity, which may disrupt and delay the manufacture and commercial sale of AMZEEQ or our product candidates, if approved, and may disrupt and delay our clinical trials.

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

These factors could cause the delay of clinical studies, regulatory submissions, required approvals or commercialization of our product and any future products, cause us to incur higher costs and prevent us from commercializing our products successfully. Furthermore, if our suppliers fail to meet contractual requirements and we are unable to secure, validate and obtain approval of one or more replacement suppliers capable of production at a substantially equivalent cost, our clinical studies may be delayed or we could lose potential revenues.

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

We and our CROs are required to comply with the FDA’s and other regulatory authorities’ good clinical practices, or GCPs, for conducting, recording and reporting the results of clinical studies to assure that the data and reported results are credible and accurate, and that the rights, integrity and confidentiality of clinical study participants are protected. If we or our CROs fail to comply with applicable GCPs, the clinical data generated in our future clinical studies may be deemed unreliable and the FDA and other regulatory authorities may require us to perform additional clinical studies before approving any marketing applications.

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

We currently develop our clinical drug product candidates in our research and development facility located in Rehovot, Israel and through partnerships with external contract manufacturing organizations. If these facilities or any future facility or our equipment were to be damaged or destroyed, or if we experience a significant disruption in our operations for any other reason, our ability to continue to operate our business could be materially harmed.

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

We face risks related to health epidemics and other widespread outbreaks of contagious disease, including the novel coronavirus, COVID-19, which could significantly disrupt our operations and impact our financial results.

In December 2019, an outbreak of respiratory illness caused by a strain of novel coronavirus, COVID-19, began in China. As of March 2020, that outbreak has led to numerous confirmed cases worldwide, including in the Unites States and other countries where we or our business partners conduct operations. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce. The future progression of the outbreak and its effects on our business and operations are uncertain. We are currently unaware of any disruptions to our business or any impact on our primary suppliers. In addition, we believe we have a sufficient amount of product in the trade and safety stock of our raw materials to support the current demand for AMZEEQ. However, if the outbreak of COVID-19 persists, we and our third-party contract manufacturers, contract research organizations and clinical sites may experience disruptions in supply of our product and product candidates and/or procuring items that are essential for our commercialization and research and development activities, including, for example, raw materials used in the manufacturing of our products and product candidates, medical and laboratory supplies used in our clinical trials or preclinical studies, in each case, for which there may be shortages because of ongoing efforts to address the outbreak. Any negative impact that the outbreak has on the ability of our suppliers to provide materials for our product and product candidates or on retaining patients in our clinical trials could disrupt our commercialization efforts and clinical trial activities, which could adversely affect our ability to earn revenue, obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, and have a material adverse effect on our financial results.

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

On July 29, 2019, we entered into a Credit Agreement and Guaranty, or the Credit Agreement, with Foamix Pharmaceuticals Inc., lenders from time to time party thereto, the subsidiary guarantors from time to time party thereto, or the Subsidiary Guarantors, and Perceptive Credit Holdings II, LP, or Perceptive, as administrative agent, that provides a senior secured (including security on our intellectual property, which for example is registered against our patents and applications at the USPTO) delayed draw term loan facility in an aggregate principal amount of up to $50.0 million. The Credit Agreement contains financial and other restrictive covenants that limit the ability of us, Foamix Pharmaceuticals Inc. and the Subsidiary Guarantors, among other things, to incur new indebtedness; create liens on assets; engage in certain fundamental corporate changes, such as mergers or acquisitions or changes to business activities; make certain investments or payments; or pay dividends. The Credit Agreement also contains certain financial covenants, including that we, Foamix Pharmaceuticals Inc. and the Subsidiary Guarantors must (1) maintain a minimum aggregate cash balance of $2.5 million; and (2) as of the last day of each fiscal quarter commencing on the fiscal quarter ending September 30, 2020, receive revenue for the trailing 12-month period in amounts set forth in the Credit Agreement, which range from $10.5 million for the fiscal quarter ending September 30, 2020 to $109.5 million for the fiscal quarter ending June 30, 2024.

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

The Credit Agreement has a total borrowing capacity of up to $50.0 million, of which we have utilized $35.0 million as of December 31, 2019, and we may draw down the remaining $15.0 million prior to September 30, 2020 if we meet certain revenue targets as set forth in the Credit Agreement. Our current and any future indebtedness, including under the Credit Agreement, could have an adverse impact on our business or operations. For example, it could:

•	limit our flexibility in commercializing AMZEEQ and the approval and marketing FMX103, as well as the development of our other pipeline product candidates;

•	increase our vulnerability to both general and industry-specific adverse economic conditions; and

•	limit our ability to obtain additional funds for working capital, capital expenditures, acquisitions, general corporate and other purposes.

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

Changes in interest rates could adversely affect our earnings and/or cash flows.

Loans under the Credit Agreement are made at variable rates that use LIBOR as a benchmark for establishing the interest rate. LIBOR is the subject of recent proposals for reform. On July 27, 2017, the United Kingdom’s Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. These reforms may cause LIBOR to cease to exist, new methods of calculating LIBOR to be established or the establishment of an alternative reference rate(s). These consequences cannot be entirely predicted and could have an adverse impact on the market value for or value of LIBOR-linked loans that are due under the Credit Agreement. Changes in market interest rates may influence the financing costs and could reduce our earnings and cash flows.

If we fail to attract and keep senior management and key scientific and commercial personnel, we may be unable to successfully develop FMX103 or any of our other product candidates, conduct our clinical trials and commercialize AMZEEQ, or FMX103 or any of our other products we develop.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific and commercial personnel. We believe that our future success is highly dependent upon the contributions of our senior management, particularly our Chief Executive Officer, as well as key sales personnel and our senior technologists and scientists. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline or successful commercialization of AMZEEQ, FMX103, if approved, or any of the clinical development of our other product candidates.

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

There are numerous U.S. federal, state, local and foreign health care fraud and abuse laws pertaining to our business, including anti-kickback, false claims and physician transparency laws. Our business practices and relationships with providers, patients and third-party payors are subject to scrutiny under these laws. We may also be subject to patient information privacy and security regulation by both the federal government, states and foreign jurisdictions in which we conduct our business. The healthcare laws and regulations that may affect our ability to operate include:

•
the U.S. federal Anti-Kickback Statute, which prohibits knowingly and willfully offering, soliciting, receiving, or paying remuneration directly or indirectly, in cash or in kind to induce or reward either the referral of an individual for, or the purchase, order or recommendation of goods or services for which payment may be made in whole or part by Medicare, Medicaid or other federal health care programs. Remuneration has been broadly defined to include anything of value, including cash, improper discounts, and free or reduced price items and services. The intent standard under the federal Anti-Kickback Statute was amended by the ACA to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it, in order to have committed a violation. In addition, the ACA provides that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. Additionally, many states have similar laws that apply to their state health care programs as well as private payors. Violations of the federal and state anti-kickback laws can result in exclusion from federal and state health care programs and substantial civil and criminal penalties.

•
the federal civil and criminal false claims laws and civil monetary penalties laws, including the FCA, prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false, fictitious or fraudulent claims for payment from Medicare, Medicaid or other federal healthcare programs, and knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government.  As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the federal government.  Even where pharmaceutical companies do not submit claims directly to payors, they can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers, promoting a product off-label, marketing products of sub-standard quality, or, as noted above, paying a kickback that results in a claim for items or services.  In addition, activities relating to the reporting of wholesaler or estimated retail prices for pharmaceutical products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state and third-party reimbursement for such products, and the sale and marketing of such products, are subject to scrutiny under this law.  For example, several pharmaceutical and other healthcare companies have faced enforcement actions under these laws for allegedly inflating drug prices they report to pricing services, which in turn were used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product.  Private individuals or “whistleblowers” can bring FCA “qui tam” actions on behalf of the government and may share in recovered amounts. The FCA has been used to prosecute persons submitting claims for payment that are inaccurate or fraudulent, that are for services not provided as claimed, or for services that are not medically necessary.  Proof of intent to deceive is not required to establish liability under the civil False Claims Act.

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

•
HIPAA, as amended by HITECH, and their respective implementing regulations, including the Final Omnibus Rule published on January 25, 2013, which  impose, among other things, obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information held by certain healthcare providers, health plans and healthcare clearinghouses, known as “covered entities,” and “business associates.”  Among other things, HITECH made certain aspects of HIPAA’s rules (notably the Security Rule) directly applicable to business associates - independent contractors or agents of covered entities that receive or obtain individually identifiable health information in connection with providing a service on behalf of a covered entity.  HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal court to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions.  The Department of Health and Human Services Office for Civil Rights, or the OCR, has increased its focus on compliance and continues to train state attorneys general for enforcement purposes.  The OCR has recently increased both its efforts to audit HIPAA compliance and its level of enforcement, with one recent penalty exceeding $5 million.  In addition, according to the United States Federal Trade Commission, or the FTC, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, or the FTCA, 15 USC § 45(a).  The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities.  Medical data is considered sensitive data that merits stronger safeguards.  The FTC’s guidance for appropriately securing consumers’ personal information is similar to what is required by the HIPAA Security Rule;

•
the federal Physician Payments Sunshine Act and its implementing regulations, which require certain manufacturers of prescription drugs, devices and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to annually report to CMS information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.  On October 25, 2018, President Trump signed into law the “Substance Use-Disorder Prevention that Promoted Opioid Recovery and Treatment for Patients and Communities Act.”  This law, in part (under a provision entitled “Fighting the Opioid Epidemic with Sunshine”), will extend the Sunshine Act to payments and transfers of value to physician assistants, nurse practitioners, and other mid-level healthcare providers (with reporting requirements going into effect in 2022 for payments made in 2021).  In addition, Section 6004 of the ACA requires annual reporting of information about drug samples that manufacturers and authorized distributors provide to physicians;

•
analogous state, local and foreign laws and regulations, such as state anti-kickback and false claims laws, and other states’ laws addressing the pharmaceutical and healthcare industries, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers, and in some cases that may apply regardless of payor, i.e., even if reimbursement is not available; state laws that require drug companies to comply with the industry’s voluntary compliance guidelines (the PhRMA Code) and the applicable compliance program guidance promulgated by the federal government (HHS-OIG) or otherwise prohibit or restrict gifts or payments that may be made to healthcare providers and other potential referral sources; state and local laws that require the licensure of sales representatives; state laws that require drug manufacturers to report information related to drug pricing or payments and other transfers of value to healthcare providers or marketing expenditures and pricing information; and state laws related to insurance fraud in the case of claims involving private insurers;

•
data privacy and security laws and regulations in foreign jurisdictions that may be more stringent than those in the United States, such as the European Union, which adopted the General Data Protection Regulation (GDPR), which became effective in May 2018.  The GDPR, which is wide-ranging in scope, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third party processors in connection with the processing of personal data.  The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States, provides an enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater.  The recent implementation of the GDPR has increased our responsibility and liability in relation to personal data that we process, including in clinical trials, and we may in the future be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management’s attention and increase our cost of doing business; and

•
State laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, and may apply more broadly than HIPAA, thus complicating compliance efforts – for example, the California Consumer Privacy Act, or CCPA, which goes into effect January 1, 2020.  The CCPA, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information.  The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Legislators have stated that they intend to propose amendments to the CCPA before it goes into effect, and the California Attorney General will issue clarifying regulations.  Although the law includes limited exceptions, including for certain information collected as part of clinical trials as specified in the law, it may regulate or impact our processing of personal information depending on the context.  It remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted.

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

The dollar is our functional and reporting currency. However, a significant portion of our operating expenses are incurred in NIS. As a result, we are exposed to the risks that the NIS may appreciate relative to the dollar, or, if the NIS instead devalues relative to the dollar, that the inflation rate in Israel may exceed such rate of devaluation of the NIS, or that the timing of such devaluation may lag behind inflation in Israel. In any such event, the dollar cost of our operations in Israel would increase and our dollar-denominated results of operations would be adversely affected. We cannot predict any future trends in the rate of inflation or deflation in Israel or the rate of devaluation or appreciation of the NIS against the dollar. For example, the NIS appreciated against the dollar by 7.8% in 2019, which appreciation was compounded by inflation at the rate of 0.6% that year, while in 2018 the NIS depreciated by 8.1% against the dollar, which depreciation was partly offset by inflation in Israel of 0.8% that year. If the dollar cost of our operations in Israel increases, our dollar-measured results of operations will be adversely affected. Our operations also could be adversely affected if we are unable to effectively hedge against currency fluctuations in the future.

Our research and development and other significant operations are located in Israel and, therefore, our results may be adversely affected by political, economic and military instability in Israel.

Our research and development facilities are located in Rehovot, Israel. In addition, some of our key employees, officers and directors are residents of Israel. Accordingly, political, economic and military conditions in Israel may directly affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel, its neighboring countries and other organizations. Any hostilities involving Israel or the interruption or curtailment of trade or transport between Israel and its trading partners could adversely affect our operations and results of operations. Further, certain countries, as well as certain companies and organizations, continue to participate in a boycott of Israeli businesses and businesses with large Israeli operations. Such boycott or other restrictive laws, policies or practices may have a material adverse effect on our business and financial condition in the future. In addition, our operations could be disrupted by the obligations of personnel to perform military reserve service.

Sanctions and other trade control laws create the potential for significant liabilities, penalties and reputational harm.

As a company transitioning to commercialization in the United States and overseas, we may be subject to national laws as well as international treaties and conventions controlling imports, exports, re-export and diversion of goods, services and technology. These include import and customs laws, export controls, trade embargoes and economic sanctions, denied party watch lists and anti-boycott measures (collectively “Customs and Trade Controls”). Applicable Customs and Trade Controls are administered by Israel’s Ministry of Finance, the U.S. Treasury’s Office of Foreign Assets Control (OFAC), other U.S. agencies and other agencies of other jurisdictions where we do business. Customs and Trade Controls relate to a number of aspects of our business, including most notably the sales of finished goods and API as well as the licensing of our intellectual property, as provided above. Compliance with Customs and Trade Controls has been the subject of increasing focus and activity by regulatory authorities, both in the United States and elsewhere, in recent years. Although we have policies and procedures designed to address compliance with Customs and Trade Controls, actions by our employees, by third-party intermediaries (such as distributors and wholesalers) or others acting on our behalf in violation of relevant laws and regulations may expose us to liability and penalties for violations of Customs and Trade Controls and accordingly may have a material adverse effect on our reputation and our business, financial condition and results of operations.

Lawsuits that have been filed in connection with the Merger, the outcome of which are uncertain, could require Menlo and Foamix to incur significant costs and suffer management distraction.

      Securities litigation or other shareholder litigation frequently follows the announcement of certain significant business transactions, such as the announcement of a business combination transaction. In connection with the Merger, purported shareholders of Foamix filed lawsuits against the company and members of the Foamix board of directors and some lawsuits named Menlo and Merger Sub as additional defendants. See “Item 3—Legal Proceedings” for a description of the lawsuits. Even if the lawsuits are without merit, as the defendants believe these lawsuits to be, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on the combined company’s liquidity and financial condition.

Our disclosure controls and procedures and our systems to implement such disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

As a public company, we are subject to the periodic reporting requirements of the Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

Risks Related to Our Intellectual Property

If our efforts to obtain, protect or enforce our patents and other intellectual property rights related to our launched product AMZEEQ, to our Phase III product candidate FMX103, or any of our other product candidates are not adequate, we may not be able to compete effectively and we otherwise may be harmed.

Our commercial success depends in part on our ability to obtain and maintain patent protection and other intellectual property rights and to utilize trade secret protection for our intellectual property and proprietary technologies, our products and their uses, as well as our ability to operate without infringing upon the proprietary rights of others. We rely upon a combination of patents, trade secret protection, trademarks,  confidentiality agreements, assignment of invention agreements and other contractual arrangements to protect the intellectual property related to our launched product AMZEEQ, to our Phase III product candidate FMX103 and to our other development programs. Limitations on the scope of our intellectual property rights may limit our ability to prevent third parties from designing around such rights and competing against us. For example, our patents do not claim a new compound. Rather, the active pharmaceutical ingredients of our products are existing compounds and our granted patents and pending patent applications are directed to, among other things, novel formulations of these existing compounds that are dispensed as a foam. Accordingly, other parties may compete with us, for example, by independently developing or obtaining competing topical formulations that design around our various patent claims, or by using formulations from expired patents but which may contain the same active ingredients, or by seeking to invalidate our patents. Moreover, any disclosure to or misappropriation by third parties of our confidential proprietary information, unless we have sufficient regulatory and/or patent and/or trade secret protection and we are able to enforce such rights successfully, could enable competitors to quickly duplicate or surpass our technological achievements, eroding our competitive position in our market.

We currently have various granted patents related to AMZEEQ and FMX103 in the United States, which are expected to remain in effect until 2030. We also have an issued patent in the United States related to AMZEEQ that expires in September 2037. These patents relate to a composition of matter comprising a claim to a formulation of a tetracycline antibiotic, which can include minocycline or doxycycline, and therefore may be less protective than patents that claim a new drug.  We also have patents granted claiming compositions of matter relating to AMZEEQ and FMX103 in each of the following international markets Australia, Canada, Great Britain, Israel, and Mexico and we have patent applications claiming compositions of matter relating to AMZEEQ and FMX103 pending in Canada, the European Union, India and Mexico.

As of December 31, 2019, we had over 200 granted patents and over 40 patent applications pending worldwide covering our various topical delivery foam-based platforms and other technology. However, the patent applications that we own or license may fail to result in granted patents in the U.S. or foreign jurisdictions, or if granted the patent claims may fail to prevent a potential infringer from marketing its product or be deemed invalid or held unenforceable by a court. Competitors and others in the field of topically-administered therapies comprising an active ingredient in foam and other   presentations have created a substantial amount of scientific publications, patents and patent applications and other materials relating to their technologies. Our ability to obtain and maintain valid and enforceable patents depends on various factors, including interpretation of our technology and the prior art and whether the differences between them allow our technology to be patentable. Patent applications and patents granted from them are complex, lengthy and highly technical documents that are often prepared under very limited time constraints and may not be free from errors or words that make their interpretation uncertain. The existence of errors in a patent may have a materially adverse effect on the patent, its scope and its enforceability. Our pending patent applications may not issue, or the scope of the claims of patent applications that do issue may be too narrow or inadequate to protect our competitive advantage. Pending applications may be challenged during prosecution by the submission of third-party observations or pre-grant oppositions. Such observations may result in the scope of claims being narrowed or rejected or the application may be refused. Also, our granted patents may be subject to challenges or construed in a way that may not provide adequate or any protection.

Even if these patents do successfully issue, third parties may challenge the validity, enforceability or scope of such granted patents or any other granted patents we own or license, which may result in such patents being narrowed, invalidated or held unenforceable. For example, patents granted by the European Patent Office may be opposed by any person within 9 months from the publication of their grant. Also, patents granted by the USPTO, may be subject to review, reexamination and other challenges. Changes to the U.S. patent laws in 2012 provide additional procedures for third parties to challenge the validity of patents issuing from patent applications including post-grant review, which generally applies to patents first filed after March 15, 2013. A post-grant review petition must be filed on or prior to the date which is 9 months after the patent is granted. The procedures also expand and reform the proceedings for challenging issued patents on grounds of prior art and publications, also known as inter partes review, or IPR. For patents filed after March 15, 2013, a petition for IPR may be filed the later of 9 months after grant of the patent or after a post-grant review proceeding on the patent has terminated. For patents filed prior to March 15, 2013, the rules regarding IPR filing remain unchanged and an IPR petition may be filed any time following issuance of the patent.

Furthermore, efforts to enforce our patents could give rise to challenges to their validity or unenforceability in court proceedings. If the patents and patent applications we hold or pursue with respect to our launched product AMZEEQ, to FMX103 or any of our other product candidates are challenged, it could put one or more patents at risk of being invalidated, or interpreted narrowly and threaten our competitive advantage for AMZEEQ, FMX103 or any of our other product candidates. Furthermore, even if they are not challenged, our patents and patent applications may not adequately protect our products and or product candidates or prevent others from designing around and or challenging our claims. To meet such challenges, which are part of the risks and uncertainties of developing and marketing product candidates, we may need to evaluate third party intellectual property rights and, if appropriate, to seek licenses for such third party intellectual property or to challenge such third party intellectual property, which may be costly and time consuming and may or may not be successful, which could also have a material adverse effect on the commercial potential for AMZEEQ, FMX103 and any of our other product candidates.

If we encounter challenges to our patent claims in relation to AMZEEQ and we are not ultimately able to defend them the period of time during which we will be able to market AMZEEQ may be reduced.

Further, if we encounter delays in our clinical trials or in seeking marketing approval of our product candidates, the period of time during which we could market FMX103 or any of our other product candidates under patent protection could be reduced.

Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to (i) file any patent application related to AMZEEQ, to our Phase III product candidate FMX103, or to any of our other product candidates or (ii) conceive and invent any of the inventions claimed in our patents or patent applications.

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

Even where patent, trade secret and other intellectual property laws provide protection, costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and the outcome of such litigation would be uncertain. Moreover, any actions we may bring to enforce our intellectual property against our competitors could provoke them to bring actions or counterclaims against us, and our competitors have intellectual property of their own, some of which include substantial patent portfolios. An unfavorable outcome could have a material adverse effect on our business and could result in the challenged patent or one or more of its claims being interpreted narrowly or invalidated, or held not to be infringed, or one or more of our patent applications may not be granted.

We also rely on trade secret protection and confidentiality agreements to protect our know-how, data and information prior to filing patent applications and during the period before they are published. We additionally rely on trade secret protection and confidentiality agreements to protect proprietary know-how that we consider may be preferably maintained as a trade secret rather than the subject of a patent application. We further rely on trade secret protection and confidentiality agreements to protect proprietary know-how that may not be patentable, processes for which patents may be difficult to obtain or enforce and other elements of our product development processes that involve proprietary know-how, information or technology that is not covered by patents. We also enter into and rely on, where appropriate, common interest agreements to protect privileged confidential information.

In an effort to protect our trade secrets and other confidential information, we incorporate confidentiality provisions in all our employees’ agreements and require our consultants, contractors and licensees to which we disclose such information to execute confidentiality agreements upon the commencement of their relationships with us. These agreements require that confidential information, as defined in the agreement and disclosed to the individual by us during the course of the individual’s relationship with us, be kept confidential and not disclosed to third parties for an agreed term. These agreements, however, may not provide us with adequate protection against accidental or improper use or disclosure of confidential information, and these agreements may be breached. Adequate remedies may not exist in the event of unauthorized use or disclosure of our confidential information. A breach of confidentiality could significantly affect our competitive position and we could lose our trade secrets or they could become otherwise known or be independently discovered by our competitors. Although we make efforts to protect our trade secrets and other confidential information we cannot be certain that all parties that gain access to our proprietary information or who may be involved in the development of our intellectual property have entered into written confidentiality agreements or that such agreements will be sufficiently protective or that they will not be breached. Also, to the extent that our employees, consultants or contractors use any intellectual property owned by others in their work for us, disputes may arise as to the rights in any related or resulting know-how and inventions. Additionally, others may independently develop the same or substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and other confidential information. Any of the foregoing could deteriorate our competitive advantages, undermine the trade secret and contractual protections afforded to our confidential information and have material adverse effects on our business.

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

As is the case with other companies in the markets in which we participate, our success is heavily dependent on intellectual property, particularly patents. The strength of patents in the pharmaceutical field involves complex legal and scientific questions and in the United States and in many foreign jurisdictions patent policy and case law also continues to evolve and change and the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. This uncertainty includes changes to the patent laws through one or more of legislative action to change statutory patent law, rule changes and practice directions issued by National Patent Offices, or court action that may reinterpret, limit or expand on existing law in ways affecting the scope or validity of granted patents. Particularly in recent years in the United States, there have been several major legislative developments and court decisions that have affected patent laws in significant ways and there may be more developments in the future that may weaken or undermine our ability to obtain patents or to enforce our existing and future patents.

We have agreed to share ownership in certain patents that may result from our development and license agreements with certain major pharmaceutical companies, which may detract from our rights to such patents.

We have agreed with several of the pharmaceutical companies with whom we are developing certain topical products, based on our emulsion foam technology and the licensees’ active ingredients, to jointly own and have an undivided interest in patents that arise from the relevant projects, where the licensee made its own material contributions to the invention. In certain agreements, we have further agreed that inventions achieved exclusively or primarily by the licensees in the course of the development without significant contribution by us will be owned solely by them, and they will be allowed to file patent applications covering such inventions without our participation.

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

Our research, development and commercialization activities may infringe or otherwise violate or be claimed to infringe or otherwise violate patents owned or controlled by other parties. Competitors in the field of topical and oral drugs for the treatment of acne or rosacea and other indications have developed large portfolios of patents and patent applications relating to our business. In particular, there are patents and pending patent applications held by third parties that relate to formulations with minocycline-based and doxycycline-based products and to methods of treatment with minocycline-based and doxycycline-based products for indications we are pursuing with AMZEEQ, our Phase III product candidate FMX103 and our other such-based product candidates. There may be granted patents with claims that could be asserted against us in relation to such products or product candidates. There may also be granted patents held by third parties that may be infringed or otherwise violated by our other product candidates and activities, and we do not know whether or to what extent we may be infringing or otherwise violating third party patents. There may also be third party patent applications that if approved and granted as patents may be asserted against us in relation to AMZEEQ, FMX103 or any of our other product candidates or activities. We may fail to identify applications and granted patents that may be asserted against us in relation to AMZEEQ, our Phase III product candidate FMX103 or any of our other product candidates or activities. Searches and analyses undertaken may miss or not uncover all potential and future threats. These third parties could bring claims against us that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages and legal fees. These third parties could include non-practicing entities that have no relevant products or revenue. Further, if a patent infringement suit were brought against us, we could be temporarily or permanently enjoined or otherwise forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit.

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

There has been and there currently is substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical industry. In addition to possible infringement claims against us, we may become a party to other patent litigation and other proceedings, including interference, derivation, review, re-examination or other post-grant proceedings declared or granted by the USPTO and similar proceedings in foreign countries, regarding intellectual property rights with respect to our current or any future products. In some jurisdictions, third party observations or pre-grant oppositions may be filed.The cost and burden to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Patent litigation and other proceedings may also absorb significant management time. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings and their outcome could impair our ability to compete in the marketplace and impose a substantial financial burden on us. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition or results of operations.

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

If we are unable to secure registrations and protect our trademarks from infringement, our business prospects may be harmed.

We own trademarks that identify “Foamix” and have registered these trademarks in the United States and Israel. We own the trademarks “AMZEEQ” and “MST” that identify our FDA approved topical product for acne vulgaris and its delivery technology and we have filed applications for these trademarks in the United States and in some other jurisdictions including  Israel. We also own and have filed applications for trademarks in the United States that represent the logo used in connection with AMZEEQ, and the proposed logo(s) and commercial name(s) of our phase III drug product candidate.

Applications for trademarks may be rejected during prosecution and we may be unable to overcome such proceedings or we may have to narrow or limit the scope of the applications. Opposition or cancellation proceedings may be filed against our trademarks, which may not survive such proceedings or we may have to narrow or limit their scope.

In the US the FDA evaluates and must approve any trademark we propose to use with products for which we seek regulatory approval. Selecting a product trademark can be an expensive process. If the FDA objects to proposed trademarks this could delay regulatory approval and we may be required to expend significant resources in an effort to identify suitable substitutes that would qualify as a registerable trademark, not infringe any existing third party trademark rights and be acceptable to the FDA.

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

Competitors may infringe our patents. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming and may be unsuccessful in whole or part. The infringing party may deny any infringement or challenge the patents as invalid or unenforceable. Litigation proceedings may also fail, and even if successful, they may result in substantial costs and distraction of our management and other employees.

For example, Paragraph IV Certification Notice Letters from Taro dated December 20, 2018 and January 18, 2019, were received in connection with Finacea foam. A Paragraph IV Certification Notice Letter notifies the FDA that one or more patents listed in the FDA’s Orange Book is allegedly invalid, unenforceable or will not be infringed by an ANDA product. In the case at hand, the letters were directed against several of our U.S. patents and stated that Taro had submitted to the FDA an ANDA for an azelaic acid foam composition which is a generic version of Finacea foam.

Pursuant to our licensing agreement with LEO, this litigation is in the sole control of LEO. Complaints were filed against Taro with the U.S. District Court for the District of Delaware, asserting, among other things, that Taro had infringed our patents, as listed in its Paragraph IV Notice Letters, by seeking FDA approval to manufacture and sell a generic version of Finacea prior to expiration of these patents. Since the complaint was filed within the 45-day period required under the Hatch-Waxman Act, a 30-month stay will preclude Taro from receiving final FDA approval of a generic version of Finacea prior to June 2021, unless a court enters judgment that the patents are invalid or not infringed.

Although we are currently unable to predict the outcome of the litigation, substitution of Finacea in favor of generic versions has the potential to have a negative impact on future commercialization of Finacea and to result in a loss of license revenue. Furthermore, in any infringement proceeding, a court may decide that a patent of ours, or one or more claims of such patent, is not valid or is unenforceable, or may refuse to stop the other party from using the supposedly infringing technology on the grounds that our patents, or one or more claims of such patents, do not cover such technology. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could also put one or more of our pending patent applications at risk of not issuing. There can be no assurance that our product candidates will not be subject to the same risks.

We have also entered into license agreements with other commercial partners for the development and commercialization of products with active ingredients other than azelaic acid that license one or more of the patents listed in the FDA’s Orange Book for Finacea foam, or a family member thereof. Whilst these license agreements are not considered material to our main business, an adverse result may put at risk the development and commercialization of any of these licensed products.

An adverse determination of any litigation or other proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing.

Interference, derivation review, or other proceedings brought at the USPTO may be necessary to determine the priority or patentability of inventions with respect to our patent applications or those of our licensors or licensees. Litigation or USPTO proceedings brought by us may fail or may be invoked against us by third parties. Even if we are successful, domestic or foreign, litigation or USPTO or foreign patent office or other proceedings, may result in substantial costs and distraction to our management. Moreover, proceedings may be appealed and obtaining a final resolution can take a long time and substantial resources. We may not be able, alone or with our licensors or licensees, to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the U.S.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, especially those relating to pharmaceuticals, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims or issue proceedings against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Further, third parties may prevail in their claims against us, which could potentially result in the award of injunctions or substantial damages against us. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

Our facilities in Israel, which house our research and developments laboratories, are located in the Weizmann Science Park in Rehovot, Israel. We currently lease approximately 2,199 square meters under a lease that expires in December 31, 2020.

Our executive offices in the United States are located in Bridgewater, New Jersey. We currently lease approximately 15,000 square feet of office space under a lease that expires on August 31, 2022. We have an option to extend our existing lease for an additional three years on similar conditions.

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

Litigation related to the Merger

On December 11, 2019, a purported Foamix shareholder filed a putative class action lawsuit in the United States District Court for the District of Delaware against Foamix, the members of the Foamix Board, Menlo and Merger Sub, claiming generally that the joint proxy statement/prospectus issued in connection with the Merger omitted material information in violation of Sections 14(a) and 20(a) of the Exchange Act. The action, captioned Sabatini v. Foamix Pharmaceuticals Ltd., et al., Case No. 1:19-cv-02257 (D. Del.), or the Sabatini Action, purports to be brought on behalf of all public shareholders of Foamix, excluding defendants and certain affiliated persons or entities, and seeks, among other things, to enjoin consummation of the Merger, or alternatively rescission or rescissory damages; to compel the individual defendants to disseminate a joint proxy statement/prospectus that does not contain any untrue statements of material fact and that states all material facts required in it or necessary to make the statements contained therein not misleading; a declaration that defendants violated Sections 14(a) and/or 20(a) of the Exchange Act; and an award of costs, including attorneys’ and experts’ fees and expenses.

On December 12 and 17, 2019, respectively, two purported Foamix shareholders filed lawsuits in the United States District Court for the District of New Jersey (the “New Jersey District Court”) and the United States District Court for the Southern District of New York (the “Southern District of New York District Court”) against Foamix and the members of the Foamix Board. The actions, captioned Wang v. Foamix Pharmaceuticals Ltd., et al., Case No. 19-21316 (D.N.J.), or the Wang Action, and Simms v. Foamix Pharmaceuticals Ltd., et al., Case No. 1:19-cv-11529 (S.D.N.Y.), or the Simms Action, each purport to be brought on behalf of the named plaintiff only and allege substantially similar claims and seek substantially similar relief as the Sabatini Action, as well as an accounting of damages allegedly suffered by the plaintiff.

On December 18, 2019, a purported Foamix shareholder filed a putative class action lawsuit in the New Jersey District Court against Foamix, the members of the Foamix Board, Menlo and Merger Sub, alleging generally claims for breach of fiduciary duty, aiding and abetting breaches of fiduciary duty, and violations of Sections 14(a) and 20(a) of the Exchange Act. The action, captioned Wilson v. Foamix Pharmaceuticals Ltd., et al., Case No. 3:19-cv-21563 (D.N.J.), or the Wilson Action, purports to be brought on behalf of all public shareholders of Foamix, excluding defendants and certain affiliated persons or entities, and alleges, among other things, that certain members of the Foamix Board and management are conflicted because they will receive unique benefits in connection with the Merger, that the Merger Agreement contains preclusive deal protection provisions, that the disclosures issued in connection with the Merger are false and misleading, and that the Merger consideration is inadequate. The Wilson Action seeks, among other things, to enjoin the Merger, or alternatively rescission or rescissory damages; a declaration that the Merger Agreement was entered into in breach of fiduciary duty and is therefore invalid and unenforceable; an order directing the individual defendants to commence a sale process for Foamix and obtain a transaction; an accounting of damages allegedly suffered by plaintiff and the putative class; and an award of costs, including attorneys’ and experts’ fees and expenses.

On December 20, 2019, a purported Foamix shareholder filed a lawsuit in the Southern District of New York District Court against Foamix and the members of the Foamix Board. The action, captioned Miller v. Foamix Pharmaceuticals Ltd., et al., Case No. 1:19-cv-1169 (S.D.N.Y.), or the Miller Action, purports to be brought on behalf of the named plaintiff only and alleges substantially similar claims and seeks substantially similar relief as the Sabatini, Wang, Simms and Wilson Actions.

On January 7, 2020, a purported shareholder of Foamix filed a lawsuit against Foamix and the members of the Foamix Board in the United States District Court for the District of New Jersey, alleging that the joint proxy statement/prospectus issued in connection with the Merger omitted material information in violation of Section 14(a) and Section 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder. The action, captioned Bushansky v. Foamix Pharmaceuticals Ltd., et al., Case No. 3:20-cv-00256 (D.N.J.), or the Bushansky Action, purports to be brought on behalf of the named plaintiff only and seeks, among other things, injunctive or other equitable relief, including to enjoin consummation of the Merger, or alternatively rescission or rescissory damages, a declaration that the defendants violated Sections 14(a) and/or 20(a) of the Exchange Act, and an award of costs, including attorneys’ and experts’ fees and expenses.

On January 21, 2020, a purported shareholder of Foamix filed an individual action against Foamix and the Foamix Board in the United States District Court for the District of New Jersey under the caption Nam v. Foamix Pharmaceuticals Ltd., et al., Case No. 3:20-cv-00670 (D.N.J.), (the “Nam Action” and together with the Sabatini, Wang, Simms, Wilson, Miller and Bushansky Actions, the “Lawsuits”) . The Nam Action generally claims that the joint proxy statement/prospectus issued in connection with the Merger omitted material information in violation of Sections 14(a) and 20(a) of the Exchange Act. The Nam Action seeks, among other things, injunctive relief to prevent consummation of the Merger, rescission or rescissory damages in the event the Merger is consummated, a declaration that defendants violated Sections 14(a) and/or 20(a) of the Exchange Act, costs, including attorneys’ fees and such other and further relief as the court may deem just and proper. In addition, the Nam Action requests an order directing the individual defendants to disseminate a proxy statement that does not contain any untrue statements of material fact and that states all material facts necessary to make the statements contained therein not misleading.

Foamix and the other defendants believe the Lawsuits are without merit and intend to defend vigorously against all claims asserted.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S ORDINARY SHARES, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our ordinary shares were previously listed on Nasdaq under the symbol “FOMX” since September 17, 2014. On the Effective Date, each ordinary share was converted into 0.5924 of a share of Menlo common stock and one CSR. As of the Effective Date, we are a wholly-owned subsidiary of Menlo. Accordingly, our ordinary shares are no longer listed on the Nasdaq.

ITEM 6 - SELECTED FINANCIAL DATA

Our historical consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States and are presented in U.S. dollars. The selected historical consolidated financial information as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017 have been derived from, and should be read in conjunction with, our consolidated financial statements and notes thereto appearing elsewhere in this Annual Report. The selected financial data as of December 31, 2017, 2016 and 2015 and for the years ended December 31, 2016 and 2015 have been derived from our audited consolidated financial statements not included in this Annual Report.

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

Consolidated Statement of Operations Data

	Year ended December 31,
	2019	2018	2017	2016	2015
	(in thousands of U.S. dollars, except loss per share)
Statements of operations data:
Revenues	$443	$3,595	$3,669	$5,527	$849
Cost of revenues(1)	-	-	13	59	70
Gross profit	443	3,595	3,656	5,468	779
Operating expenses:
Research and development(1)	51,202	64,474	57,779	25,897	10,680
Selling, general and administrative(1)	45,114	14,013	11,491	9,221	7,029
Total operating expenses	96,316	78,487	69,270	35,118	17,709
Operating loss	95,873	74,892	65,614	29,650	16,930
Net loss	$95,178	$74,163	$65,715	$29,336	$16,517
Loss per share basic and diluted	1.66	1.70	1.76	0.91	0.58
_________________________________________________
(1) Includes share-based compensation expenses as follows:

	Year ended December 31,
	2019	2018	2017	2016	2015
	(in thousands of U.S. dollars)
Cost of revenues	$-	$-	$2	$3	$2
Research and development	1,564	2,054	1,711	1,135	588
Selling, general and administrative	3,331	3,266	2,453	1,774	1,187
Total share-based compensation	$4,895	$5,320	$4,166	$2,912	$1,777

Consolidated Balance Sheet Data

	As of December 31,
	2019	2018	2017	2016	2015
Balance sheet data:	(in thousands of U.S. dollars, other than number of shares)
Cash and investments(1)	$73,366	$99,385	$76,412	$130,988	$103,779
Working capital(2)	47,088	90,699	59,276	111,730	53,091
Total assets	81,159	103,731	80,254	135,635	105,245
Total long-term liabilities	34,258	1,081	1,425	379	385
Total shareholders’ equity	17,575	92,182	68,601	129,985	100,802
Capital shares	$2,659	$2,331	$1,576	$1,561	$1,284
Number of ordinary shares	61,580,544	54,351,140	37,498,128	37,167,791	30,639,134
_________________________________________________
(1) Cash and investments include cash and cash-equivalents, restricted cash, bank deposits, marketable securities and restricted marketable securities.

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

We have omitted discussion of the earliest of the three years covered by our consolidated financial statements presented in this Annual Report because that disclosure was already included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 28, 2019. You are encouraged to reference Part II, Item 7, within that report, for a discussion of our financial condition and result of operations for the year ended December 31, 2018 to the year ended December 31, 2017.

Company Overview

We are a specialty pharmaceutical company focused on the development and commercialization of innovative therapies in dermatology. Utilizing our expertise in the development of topical minocycline, we are working to develop and commercialize topical drugs for dermatological therapy, including the first topical minocycline products in the United States. On October 18, 2019, the FDA approved our first drug product, AMZEEQTM (minocycline) topical foam, 4%, formerly known as FMX101 (“AMZEEQ”), a once-daily topical antibiotic for the treatment of inflammatory lesions of non-nodular moderate-to-severe acne vulgaris in patients 9 years of age and older. AMZEEQ is the first topical minocycline to be approved by the FDA for any condition. AMZEEQ became available for prescribing on January 13, 2020.

On November 10, 2019, we entered into the Merger Agreement with Menlo and Merger Sub whereby Merger Sub agreed to merge with and into Foamix, with Foamix continuing as the surviving corporation and a wholly-owned subsidiary of Menlo. Menlo, which completed its initial public offering in January 2018 and is listed on the Nasdaq Global Select Market under the symbol “MNLO”, is a late-stage biopharmaceutical company focused on the development and commercialization of serlopitant, an NK1 receptor antagonist given as a once-daily oral tablet for the treatment of pruritus, or itch, associated with various conditions such as prurigo nodularis (“PN”) and psoriasis.  Menlo’s clinical development program for serlopitant includes two ongoing Phase III clinical trials for the treatment of pruritus associated with PN and a Phase III-ready clinical program for the treatment of pruritus associated with psoriasis. On March 9, 2020 (the “Effective Date”), the Merger was completed and Foamix is now a wholly-owned subsidiary of Menlo. Foamix will cease to be a reporting company as of March 19, 2020 and all future filings of the combined company will be made by Menlo.

On the Effective Date, each ordinary share of Foamix was exchanged for 0.5924 shares of common stock of Menlo (the “Exchange Ratio”). In addition, on the Effective Date, Foamix shareholders received one contingent stock right (a “CSR”) for each Foamix ordinary share  held by them. The CSRs are governed by the Contingent Stock Rights Agreement (the “CSR Agreement”), dated as of March 9, 2020, by and between Menlo and American Stock Transfer & Trust Company, LLC, and represent the non-transferable contractual right to receive shares of common stock of Menlo if specified events occur within agreed time periods. Pursuant to the CSR Agreement, each CSR may become convertible upon the occurrence of the events described below, and, if so converted, will entitle its holder to receive from Menlo additional shares of Menlo common stock. The CSR events relate to Menlo’s Phase III PN Trials. The CSRs may become convertible and additional shares of Menlo common stock may become payable to the rights agent, for subsequent distribution to the holders of the CSRs, upon the occurrence of the following events:

•
if, on or prior to May 31, 2020, the Efficacy Determination reports that proof of statistically significant superiority of serlopitant treatment over placebo treatment on the primary endpoint, as set out in the Merger Agreement (“Serlopitant Significance”), was achieved in one Phase III PN Trial but was not achieved (or has not been determined) in the other Phase III PN Trial, each CSR will be converted into 0.6815 shares of Menlo common stock pursuant to the terms and conditions of the CSR Agreement. Following such Efficacy Determination, the effective Exchange Ratio in the Merger will be 1.2739 shares of Menlo common stock for each Foamix ordinary share, increasing the former Foamix shareholders’ ownership of the outstanding share capital of the combined company to approximately 76% and correspondingly decreasing the pre-Merger Menlo stockholders’ ownership of the outstanding share capital of the combined company to approximately 24%, each calculated on a fully diluted basis (with such percentages calculated as if the CSR conversion to additional shares occurred on the Effective Date); and

•
if, on or prior to May 31, 2020, the Efficacy Determination reports that Serlopitant Significance was not achieved in either of the Phase III PN Trials, or if the Efficacy Determination has not been delivered on or before May 31, 2020, each CSR will be converted into 1.2082 shares of Menlo common stock pursuant to the terms and conditions of the CSR Agreement. Following such Efficacy Determination, the effective Exchange Ratio in the Merger will be 1.8006 shares of Menlo common stock for each Foamix ordinary share, increasing the former Foamix shareholders’ ownership of the outstanding share capital of the combined company to approximately 82% and correspondingly decreasing the pre-Merger Menlo stockholders’ ownership of the outstanding share capital of the combined company to approximately 18%, each calculated on a fully diluted basis (with such percentages calculated as if the CSR conversion to additional shares occurred on the Effective Date).

If the Efficacy Determination reports that Serlopitant Significance was demonstrated in both Phase III PN Trials, the CSRs will automatically be terminated, and their holders will not be entitled to any additional shares of Menlo common stock pursuant to the CSR or the CSR Agreement. The effective Exchange Ratio in the Merger will remain 0.5924 shares of Menlo common stock for each Foamix ordinary share and former Foamix shareholders will maintain their ownership of approximately 59% of the outstanding share capital of the combined company, with the Menlo stockholders owning the remaining 41% of the outstanding share capital of the combined company, each calculated on a fully diluted basis.

In October 2019, we announced that the FDA accepted our NDA and set a target Prescription Drug User Fee ACT, or PDUFA, action date of June 2, 2020 for our late-stage drug product candidate, FMX103 (1.5% minocycline foam), for the treatment of moderate-to-severe papulopustular rosacea in adults. In November 2018, we announced that both of our Phase III clinical trials for FMX103 (Studies FX2016-11 and FX2016-12) met each of their co-primary endpoints, demonstrating a statistically significant reduction in inflammatory lesion counts and IGA treatment success, as assessed by Investigator’s Global Assessment, or IGA, scores of approximately 50% from baseline. There were very few reported adverse events and no treatment-related serious adverse events observed in these Phase III clinical trials, as well as in the 40-week open label safety extension (Study FX2016-13) that was completed in February 2019.  We cannot provide any assurances or predict with any certainty the schedule for which we will receive approval for FMX103, if at all.

Both AMZEEQ and FMX103 were developed using our Molecule Stabilizing Technology (MST™) vehicle, a proprietary foam platform designed to optimize the topical delivery of minocycline, an active pharmaceutical ingredient, or API, that was commercially available only in oral form until the FDA’s approval of AMZEEQ.

In addition, we have proprietary delivery technologies in development that enable topical delivery of other APIs, each having unique pharmacological features and characteristics designed to keep the API stable when delivered and directed to the target site. We believe our MST vehicle and other topical delivery platforms may offer significant advantages over alternative delivery options and are suitable for multiple application sites across a range of conditions.

Our corporate strategy is to develop and solidify a commercial presence in acne and rosacea by commercializing our drug product AMZEEQ and by obtaining FDA approval for our late-stage drug product candidate FMX103, in the United States.  We are also seeking to enhance our longer-term commercial potential by identifying and advancing additional product candidates through our internal development efforts, our entry into potential research collaborations or in-licensing arrangements, or our acquisition of additional products or technologies or product candidates that complement our current product portfolio.

We are currently developing a pipeline of other innovative product candidates to enhance our minocycline platform, including FCD105, a topical combination foam for the treatment of moderate-to-severe acne vulgaris, comprising minocycline 3% and adapalene 0.3%. In September 2019, we announced that the first patient was enrolled in our Phase II clinical trial (Study FX2016-40) to evaluate the efficacy and safety of FCD105.  In November 2019, we announced that enrollment had been completed for this clinical trial, and we expect topline data from this Phase II clinical trial in the second quarter of 2020. Pending a successful development program, we intend to file an NDA for FCD105 under the FDA 505(b)(2) regulatory pathway, which is the same regulatory pathway we have pursued for AMZEEQ and are pursuing for FMX103.

To date, only one of our products, AMZEEQ, has been approved by the FDA, and we have only submitted one additional product candidate, FMX103, for approval by regulatory authorities. We do not currently have rights, other than for AMZEEQ, and those under our license agreement with LEO to any products that have been approved for marketing in any territory. We have financed our operations primarily through private and public placements of our ordinary shares, debt, warrants and through fees, cost reimbursements and royalties received from our licensees. We have incurred significant losses since our inception in 2003. Our accumulated deficit at December 31, 2019 was $310.6 million and our net loss for the year ended December 31, 2019 was $95.2 million. A substantial amount of our net losses resulted from costs incurred in connection with our research and development programs and clinical trials and from general and administrative costs associated with our operations. The net losses and negative operating cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our shareholders’ equity and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate offsetting revenue, if any. We expect to continue to incur significant expenses and operating losses for the foreseeable future.

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

Revenues

As of December 31, 2019, we have not generated any revenues from sales of AMZEEQ, FMX103 or any of our other product candidates. During 2019 we were engaged in pre-launch sales and marketing planning activities and other pre-commercialization efforts in order to support the commercialization of AMZEEQ in the United States. We received FDA approval for AMZEEQ on October 18, 2019 and launched AMZEEQ in the United States on January 13, 2020. As a result, we expect to commence generating revenues from sales of AMZEEQ in the first half of 2020. We will not commercially launch FMX103 or other product candidates in the U.S. or generate any revenues from sales of any of our product candidates unless and until we obtain marketing approval. Our ability to generate revenues from sales will depend on the successful commercialization of AMZEEQ, and, if approved, FMX103 and any other product candidates.

As of December 31, 2019, we generated cumulative revenues of approximately $32.2 million under development and license agreements, of which approximately $18.4 million were development service payments, approximately $3.1 million were contingent payments and $10.7 million were royalty payments. The royalties were paid in relation to Finacea, the prescription foam product that we developed in collaboration with Bayer, which later assigned it to LEO. Our total revenues for the year ended December 31, 2018 was $3.6 million. Our total revenues for the year ended December 31, 2019 fell to $0.4 million due to the ongoing suspension of the manufacturing of Finacea by LEO, following inadequate supply of quality-compliant batches of the API used in such product, as described above in “Item 1 – Business ⸻Development and License Agreements.” We may become entitled to additional contingent payments, subject to achievement of the applicable clinical results by our other licensees. In light of the current phase of development under these agreements, we do not expect to receive significant payments in the near term, if at all. We are also entitled to additional royalties from net sales or net profits generated by other products to be developed under these agreements, if they are successfully commercialized. In those development and license agreements in which royalties are based on net sales, their rate ranges from 3% to 8.5%, and in the agreement in which royalties are based on net profits, their rate is 6%.

Cost of Revenues

There was no cost of revenues for the years ended December 31, 2019 and 2018, as revenues in both years consisted almost entirely of royalties, which do not bear related cost of revenue.

We expect to incur cost of revenue as we begin the serial production of AMZEEQ and we expect our cost of revenues to grow along with the growth of our sales and inventory needs.

Operating Expenses

Research and development expenses

Research and development activities are, and will continue to be, central to our business. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect to incur significant research and development costs in the foreseeable future, assuming our pipeline products progress into clinical trials. However, we do not believe that it is possible at this time to accurately project total program-specific expenses to reach commercialization for our product pipeline. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will affect our clinical development programs and plans.

Our research and development expenses relate primarily to the development of AMZEEQ, FMX103 and FCD105. From January 1, 2007 until December 31, 2019, we cumulatively spent approximately $220.5 million on research and development of AMZEEQ, FMX103, FCD105 and our other product candidates. Our total research and development expenses for the years ended December 31, 2019 and 2018 were approximately $51.2 million and $64.5 million, respectively. We charge all research and development expenses to operations as they are incurred.

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

The successful development of our product candidates, other than FMX103, is highly uncertain. While we have filed an NDA for FMX103, we cannot provide any assurances that we will receive approval from the FDA. As such, at this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of our technology for additional indications. This uncertainty is due to numerous risks and variables associated with developing products, including the uncertainty of:

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

We have managed to finance our research and development operations and expenses without the aid of government grants, other than a loan in the amount of approximately $0.5 million received from the Israel-U.S. Bi-national Industrial Research and Development Foundation, or BIRD, in 2008, which was fully repaid in 2016. Accordingly, we are not subject to the provisions of the Law for Encouragement of Research and Development in the Industry, 5744-1984, nor to any directives issued by the Israel Innovation Authority, previously known as the Office of the Chief Scientist of the Ministry of Economy.

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

•	legal and professional fees for auditors and other consulting expenses not related to research and development activities or to market research or business development activities;

•	cost of office space, communication and office expenses;

•	information technology expenses;

•	depreciation of tangible fixed assets related to our general and administrative activities or to our market research and business development activities; and

•	costs associated with filing, prosecuting, obtaining, maintaining, and defending patents and other intellectual property.

We expect that our selling general and administrative expenses will increase due the commercialization of AMZEEQ and, if approved, FMX103. Our total selling, general and administrative expenses for the years ended December 31, 2019 and 2018 were approximately $45.1 million and $14.0 million, respectively.

Our ability to successfully commercialize AMZEEQ and, if approved, FMX103, is highly uncertain and depends on a number of factors, including market adoption of our product or product candidates by physicians and patients, market access uncertainty, our ability to scale to the market opportunity and the existence of existing and future products that may compete with ours. As such, at this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary for successful commercialization of AMZEEQ or, if approved, FMX103.

Financial Income, net

Financial income, net, consists primarily of gains from interest earned from our bank deposits and financial income on our marketable securities offset by interest expenses on our long-term debt.

Taxes on Income

Effective January 1, 2018 the U.S. Tax cuts and Jobs Act (Tax Act) reduced the U.S Federal tax by 14% from 35% in 2017 to 21% in 2018, which remained the effective tax rate in 2019.

We have yet to generate taxable income in Israel, as we have historically incurred operating losses resulting in carry forward tax losses totaling approximately $224.4 million as of December 31, 2019. As of December 31, 2019 we incurred of net carry forward tax losses in the amount of $27.3 million in our U.S subsidiary Foamix Pharmaceuticals Inc.. As of December 31, 2019 we anticipated that we will be able to carry forward these tax losses to future tax years. Accordingly, we do not expect to pay taxes in the applicable jurisdiction until we have taxable income after the full utilization of our carry forward tax losses in that jurisdiction. We provided a full valuation allowance with respect to the deferred tax assets related to these carry forward losses.

During 2019 we incurred tax benefits of $0.2 million and during 2018 we incurred tax expenses of $ $0.2 million, related to our U.S. subsidiary.

Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018

Revenues

Our total revenues, consisting primarily of royalties, decreased by $3.2 million, or 89%, from $3.6 million in the year ended December 31, 2018 to $0.4 million in the year ended December 31, 2019,  due to the ongoing suspension of the manufacturing of Finacea by LEO, following inadequate supply of quality-compliant batches of the API used in such product, as described above in “Item 1 – Business ⸻Development and License Agreements.”

Cost of revenues

There was no cost of revenues for the years ended December 31, 2018 and 2019, as revenues in both years consisted almost entirely of royalties, which do not bear related cost of revenue.

Research and development expenses

Our research and development expenses for the year ended December 31, 2019 were $51.2 million, representing a decrease of $13.3 million, or 21%, compared to $64.5 million for the year ended December 31, 2018. The decrease in research and development expenses resulted primarily from decrease of $21.4 million in clinical trial expenses due to the completion of AMZEEQ and FMX103 clinical trials, offset by an increase of $3.2 million in consulting expenses, an increase of $2.8 million in payroll and payroll-related expenses due to an increase in headcount and salaries and an increase of $2.6 million in payments related to the submission of our NDA for FMX103.

Selling, general and administrative expenses

Our general and administrative expenses for the year ended December 31, 2019 were $45.1 million, representing an increase of $31.1 million, or 222%, compared to $14.0 million for the year ended December 31, 2018. The increase in selling, general and administrative expenses resulted primarily from an increase of $18.0 million in connection with the pre-commercialization activities, an increase of $5.4 million in payroll and payroll-related expenses due to an increase in headcount as we built-out our sales and marketing organization in preparation of the AMZEEQ launch, a $3.1 million increase in costs relating to the Merger and a $2.0 million increase in other advisor and consulting expenses.

Operating loss

As a result of the foregoing, our operating loss for the year ended December 31, 2019, was $95.9 million, compared to an operating loss of $74.9 million for the year ended December 31, 2018, an increase of $21.0 million, or 28%.

Financial income, net

In the years ended December 31, 2019 and 2018, our financial income included mostly gains from marketable securities and interest earned on our bank deposits. In the year ended December 31, 2019, such income was offset by interest expenses on our long-term debt.

The financial income, net, by cash and non-cash components are as follows:

	Year ended December 31,
	2019	2018
	(in thousands of U.S. dollars)
Interest on bank deposits	$589	$297
Gain from marketable securities, net	1,083	688
Total income	1,672	985
Less:
Interest and finance expenses on long-term debt	(921)	-
Other expenses	(19)	(17)
Foreign exchange loss, net	(213)	(27)
Total expenses	(1,153)	(44)
Financial income, net	$519	$941

Taxes on income

During 2019 and 2018, we did not generate taxable income in Israel and in our U.S. subsidiary, Foamix Pharmaceuticals Inc. For the year ended December 31, 2019 we incurred tax benefits relating to our U.S. subsidiary, in the amount of $0.2 million relating to an uncertain tax position. For the year ended December 31, 2018, we incurred tax expenses of $0.2 million.

Net Loss

Our net loss for the year ended December 31, 2019 was $95.2 million, compared to $74.2 million for the year ended December 31, 2018, an increase of $21.0 million, or 28%.

Liquidity

Since our inception, we have incurred losses from operations and negative cash flows from our operations. For the year ended December 31, 2019, we incurred a net loss of $95.2 million, which included $73.4 million used for operating activities. For the year ended December 31, 2018, we incurred a net loss of $74.2 million, which included $68.7 million used for operating activities.

As of December 31, 2019 and 2018, we had a working capital surplus of $47.1 million and $90.7 million, respectively, and an accumulated deficit of $310.6 million and $215.4 million, respectively.

Our principal source of liquidity as of December 31, 2019 consisted of cash and investments (including restricted cash and marketable securities) of $73.4 million and borrowings under our Credit Agreement of $35.0 million.

On July 29, 2019, we entered into a Credit Agreement with Foamix Pharmaceuticals Inc., or the Borrower, lenders from time to time party thereto, the subsidiary guarantors from time to time party thereto, or the Subsidiary Guarantors, Perceptive Credit Holdings II, LP, or Perceptive, as administrative agent, and OrbiMed Royalty & Credit Opportunities III, LP, or OrbiMed, that provides us with a senior secured delayed draw term loan facility in an aggregate principal amount of up to $50.0 million, or the Term Loan, for general corporate purposes.

      In connection with the Merger, the Credit Agreement will be amended on or around the effective Date in order to add Menlo as a guarantor.

•
The Term Loan is comprised of three tranches: (a) $15.0 million, which was available and drawn by the Borrower on July 29, 2019, the date of closing of the Credit Agreement, (b) $20.0 million, which was available until February 29, 2020 and drawn by the Borrower on December 17, 2019, following the FDA’s approval of AMZEEQ, the listing of AMZEEQ in the FDA’s “Orange Book,” and our entrance into the Contract Manufacturing and Supply Agreement with ASM for the manufacture and supply of AMZEEQ, and (c) up to $15.0 million, which will become available to the Borrower subject to our achievement, prior to September 30, 2020, of certain revenue targets set forth in the Credit Agreement.

•
The lenders are entitled to a fee in an amount equal to 1.0% of any principal amount actually drawn by the Borrower, upon such drawdown.  Additionally, the outstanding principal amount accrues interest on a monthly basis (and is payable monthly in arrears) at an annual rate equal to the sum of 8.25% plus the greater of (i) the one-month $US LIBOR as of the second business day of each calendar month, and (ii) 2.75%. Upon the occurrence and during the continuance of any event of default, as defined in the Credit Agreement, the base interest of 8.25% shall automatically increase to 12.25% per annum.

•
There will be no scheduled repayments of principal prior to July 29, 2023, the fourth anniversary of the closing date. Thereafter, the Borrower shall make monthly payments in an amount equal to 1.5% of the aggregate principal amount of the loans outstanding on such fourth anniversary date, and repay the entire remaining outstanding balance of the Term Loan on July 29, 2024, the final maturity date, subject to any acceleration as provided in the Credit Agreement, including upon an event of default.  Also, a mandatory prepayment may be triggered by certain casualty losses or sales of the assets serving as collateral, as defined in the Credit Agreement.

•
The Borrower has the right to optionally prepay all or any part of the outstanding principal amount of the Term Loan at any time, subject to payment of any accrued but unpaid interest on the principal being prepaid plus an additional prepayment premium equal to (i) 10.0% of any principal amount prepaid prior to the first anniversary of the closing date, (ii) 8.0% of any principal amount prepaid after the first anniversary and prior to the second anniversary of the closing date, (iii) 4.0% of any principal amount prepaid after the second anniversary and prior to the third anniversary of the closing date, and (iv) 2.0% of any principal amount prepaid after the third anniversary and prior to the fourth anniversary of the closing date.

•
As additional consideration for the Term Loan, we issued to Perceptive and OrbiMed, upon closing of the Credit Agreement, a warrant to purchase a total of 1,100,000 of our ordinary shares at an exercise price of $2.09 per share – equal to the trailing five-day volume weighted average price of our ordinary shares on the trading day immediately prior to the closing date – and expiring on July 29, 2026.

In connection with our entry into the Credit Agreement described above, on July 29, 2019, we further entered into a Securities Purchase Agreement, or the Purchase Agreement, with Perceptive Life Sciences Master Fund Ltd., or Perceptive Life Sciences, an affiliate of Perceptive, pursuant to which we issued and sold to Perceptive Life Sciences, in a registered offering, an aggregate of 6,542,057 of our ordinary shares at a purchase price of $2.14 per share, representing the closing price of our ordinary shares on the last trading day prior to signing of the Purchase Agreement, for aggregate gross proceeds of approximately $14.0 million, before deducting offering expenses.

On August 19, 2019, we entered into a Controlled Equity Offering Sales Agreement, or the Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, as sales agent. Under the terms of the Sales Agreement, we may offer, issue and sell through Cantor, from time to time, ordinary shares having an aggregate offering price of up to $30.0 million.  Under the Sales Agreement, Cantor may sell our ordinary shares by any method permitted by law and deemed to be an “at-the-market offering,” as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on the Nasdaq, in each case pursuant to our effective registration statement on Form S-3 (File No. 333-224084) and the related base prospectus included in such registration statement, as supplemented by the prospectus supplement dated August 19, 2019.  We have not made any sales under the Sales Agreement and on March 9, 2020, with the completion of the Merger, the Sales Agreement has been terminated.

We anticipate that with our existing cash and investments, along with Menlo’s Cash and investment, funds that we may be entitled to receive upon reaching certain milestones under the Credit Agreement and our 2020 estimated income from AMZEEQ and FMX103, we will be able to fund our planned operating expenses and capital expenditure requirements into the second quarter of 2021. Prior to issuing this report, we revised our operating plan in order to reduce expenses and, until we are able to obtain further funding, we will only focus on (a) commercialization of AMZEEQ, (b) pre-commercialization and launch preparations for FMX103, assuming we receive regulatory approval, and (c) other general corporate expenses. We expect we will need additional funding to support our operating expenses and capital requirements during the second quarter of 2021 and beyond, including with regard to certain pipeline development activities, the commercialization of any of our product candidates if they are granted regulatory approval, and to fund our internal and external research and development efforts. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Capital Resources

Overview

To date, we have financed our operations primarily through private and public placements of our ordinary shares, debt, warrants and through fees, cost reimbursements and royalties received from our licensees.

From inception through December 31, 2019, we have received net cash proceeds of approximately $328.1 million from the issuance of ordinary shares, preferred shares, debt, exercise of options and warrants and from convertible loans.

Cash flows

The following table summarizes our statement of cash flows for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Net cash (used in) / provided by:	(in thousands)
Operating activities	$(73,394)	$(68,664)	$(53,177)
Investing activities	41,869	(11,755)	37,755
Financing activities	$47,950	$92,374	$140

Net cash used in operating activities

The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and measurements and changes in components of working capital. Adjustments to net income for non-cash items consists mainly of share-based compensation.

Net cash used in operating activities was $73.4 million in the year ended December 31, 2019, compared to $68.7 million in the year ended December 31, 2018. The increase of $4.7 million in the net cash used in operating activities in 2019 compared to 2018 was attributable primarily to the increase in company activity, mostly related pre-commercialization efforts in order to support the commercialization of AMZEEQ and applying for FDA approval for FMX103, offset by a reduction in activities relating to clinical trials following the completion of the Phase III clinical trials of AMZEEQ and FMX103 in the course of 2018.

Net cash used in investing activities

Net cash provided by investing activities was primarily related to proceeds from the sale and maturity of marketable securities, offset by investment in bank deposits and marketable securities. Net cash provided by investing activities was $41.9 million in the year ended December 31, 2019, compared to $11.8 million used in in the year ended December 31, 2018. The change of $53.7 million in the year ended December 31, 2019 compared to the year ended December 31, 2018 was attributable primarily to increase proceeds from sale and maturity of marketable securities and bank deposits.

Net cash provided by financing activities

Net cash provided by financing activities was $47.9 million in the year ended December 31, 2019, compared to $92.4 million in the year ended December 31, 2018. The decrease of $44.5 in net cash provided by financing activities in the year ended December 31, 2019 compared to the year ended December 31, 2018 was attributable primarily to the reduction in the scope of our share offerings in 2019, after conducting two offerings in 2018 in which we received aggregate net proceeds of approximately $16.1 million from issuance of shares to OrbiMed and of approximately $75.4 million from issuance of shares in the follow-on offering which closed on September 18, 2018, our financing in 2019, included the first two tranches of the Term Loan withdrawn under the Credit Agreement and the proceeds from the share offering to Perceptive Life Sciences under the Purchase Agreement.

Cash and funding sources

The table below summarizes our main sources of financing for the years ended December 31, 2019, 2018 and 2017:

	Proceeds from our underwritten public offerings(1)	Proceeds from our direct public offerings	Proceeds from loans and issuance of warrant (1)	Proceeds from issuance of ordinary shares	Payments from licensees	Total
	(in thousands of U.S. dollars)
2019	$-	$13,714	$33,903	$333	$1,374	$49,324
2018	$75,356	$16,131	$-	$887	$3,457	$95,831
2017	$-	$-	$-	$161	$5,978	$6,139
__________________________
(1) Net of issuance costs.

Our sources of financing in the year ended December 31, 2019 totaled $49.6 million and consisted primarily of $33.9 million of net proceeds from the first two tranches of the Term Loan, $13.7 million of net proceeds from the registered offering under the Purchase Agreement and $1.4 million of payments from licensees.

Our sources of financing in the year ended December 31, 2018 totaled $95.8 million and consisted primarily of $75.4 million of net proceeds from our underwritten follow-on offering which closed in September 2018 and $16.1 million of net proceeds from our registered direct offering to OrbiMed.

Other than our commitments under the Credit Agreement, we currently have no ongoing material financial commitments, such as lines of credit, that may affect our liquidity over the next five years.

Contractual Obligations

Our significant non-cancelable contractual obligations as of December 31, 2019 are summarized in the following table:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Other
	(in thousands of U.S. dollars)
Operating lease obligations(1)	$1,849	$1,164	$685	$-	$-	$-
Credit Agreement(2)	52,503	3,914	14,787	33,802	-	-
Liability for employee severance benefits(3)	433	-	-	-	-	433
Purchase Obligation (4)	4,799	4,799	-	-	-	-
Total	$59,584	$9,877	$15,472	$33,802	$-	$433

_________________________________________
(1) Operating lease obligations consist of lease of our facilities and lease of vehicles.
(2)  On July 29, 2019 we secured up to $50 million in debt which matures on July 29, 2024 and bears interest of 8.25% plus the greater of the one-month LIBOR and 2.75%. Refer to Note 10 to our consolidated financial statements included elsewhere in this report for further information.
(3) The liability is considered long term, however we cannot estimate the exact period in which they will be paid.
(4) Purchase obligations primarily include non-cancelable commitments under our contract manufacturing agreements.

Funding requirements

We anticipate that with our existing cash and investments, along with Menlo’s Cash and investment, funds that we may be entitled to receive upon reaching certain milestones under the Credit Agreement and our 2020 estimated income from AMZEEQ and FMX103, we will be able to fund our planned operating expenses and capital expenditure requirements into the second quarter of 2021. Prior to issuing this report, we revised our operating plan in order to reduce expenses and, until we are able to obtain further funding, we will only focus on (a) commercialization of AMZEEQ, (b) pre-commercialization and launch preparations for FMX103, assuming we receive regulatory approval, and (c) other general corporate expenses. We expect we will need additional funding to support our operating expenses and capital requirements during the second quarter of 2021 and beyond, including with regard to certain pipeline development activities, the commercialization of any of our product candidates if they are granted regulatory approval, and to fund our internal and external research and development efforts.

We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our present and future funding requirements will depend on many factors, including, inter alia:

•
selling, marketing and patent-related activities undertaken in connection with the commercialization of AMZEEQ, and, if approved, FMX103 and any other product candidates, as well as costs involved in the development of an effective sales and marketing organization;

•	the progress, timing and completion of preclinical testing and clinical trials for future pipeline product candidates;

•
the time and costs involved in obtaining regulatory approval for FMX103 and our other pipeline products and any delays we may encounter as a result of evolving regulatory requirements or adverse results with respect to any of these products;

•	the efforts necessary to institute post-approval regulatory compliance requirements for AMZEEQ;

•	the number of potential new products we identify and decide to develop;

•
the costs involved in filing and prosecuting patent applications, defending third party observations and pre-grant oppositions and obtaining, maintaining and enforcing patents or defending against review, claims or infringements raised by third parties, and license royalties or other amounts we may be required to pay to obtain rights to third party intellectual property rights; and

•
the amount of revenues, if any, we may derive either directly or in the form of royalty payments from future sales of our drug product AMZEEQ, our product candidate FMX103 and any other pipeline product that is commercialized.

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

Our capital expenditures for 2019 and 2018 amounted to $1.1 million and $0.6 million, respectively. During 2019, these expenditures were primarily related to laboratory equipment, computers and leasehold improvements.

For more information as to the risks associated with our future funding needs, see “Item 1A - Risk Factors—Risks Related to Our Business and Industry—We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts” included herein.

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any off-balance sheet arrangements.

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

While our significant accounting policies are more fully described in Note 2, “Significant Accounting Policies,” to the consolidated financial statements included in “Financial Statements and Supplementary Data” of this Annual Report, we believe that the following accounting policies are the most critical to assist shareholders and investors reading the consolidated financial statements in fully understanding and evaluating our financial condition and results of operations. These policies relates to the more significant areas involving management’s judgments and estimates and requires our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of the matters that are inherently uncertain.

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

Recently Issued Accounting Pronouncements

Certain recently issued accounting pronouncements are discussed in Note 2, “Significant Accounting Policies,” to the consolidated financial statements included in “Financial Statements and Supplementary Data” of this Annual Report.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide quantitative or qualitative disclosures about market risk.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

FOAMIX PHARMACEUTICALS LTD.

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2019

FOAMIX PHARMACEUTICALS LTD.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the board of directors of
FOAMIX PHARMACEUTICALS LTD.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Foamix Pharmaceuticals Ltd. and its subsidiary (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive loss, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2(y) to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Kesselman & Kesselman, Trade Tower, 25 Hamered Street, Tel-Aviv 6812508, Israel,
P.O Box 50005 Tel-Aviv 6150001 Telephone: +972 -3- 7954555, Fax:+972 -3- 7954556, www.pwc.com/il

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Tel-Aviv, Israel	/s/ Kesselman & Kesselman
March 12, 2020	Certified Public Accountants (Isr.)
A member firm of PricewaterhouseCoopers International Limited

We have served as the Company's auditor since 2006.

Kesselman & Kesselman, Trade Tower, 25 Hamered Street, Tel-Aviv 6812508, Israel,
P.O Box 50005 Tel-Aviv 6150001 Telephone: +972 -3- 7954555, Fax:+972 -3- 7954556, www.pwc.com/il

FOAMIX PHARMACEUTICALS LTD.
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands)

	December 31
	2019	2018
A s s e t s
CURRENT ASSETS:
Cash and cash equivalents	$43,759	$27,868
Restricted cash	825	250
Short term bank deposits	12,102	24,047
Investment in marketable securities (Note 4)	16,246	46,669
Restricted investment in marketable securities (Note 4)	434	268
Trade receivable	135	1,066
Other (Note 13a)	1,557	999
Inventory (Note 5)	1,356	-
TOTAL CURRENT ASSETS	76,414	101,167

NON-CURRENT ASSETS:
Investment in marketable securities (Note 4)	-	150
Restricted investment in marketable securities (Note 4)	-	133
Property and equipment, net (Note 6)	2,885	2,235
Operating lease right of use assets (Note 7)	1,694	-
Other	166	46
TOTAL NON-CURRENT ASSETS	4,745	2,564

TOTAL ASSETS	$81,159	$103,731

The accompanying notes are an integral part of these consolidated financial statements.

FOAMIX PHARMACEUTICALS LTD.
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands)

	December 31
	2019	2018
Liabilities and shareholders’ equity

CURRENT LIABILITIES:

Trade payables	$19,352	$6,327
Accrued expenses	3,381	351
Employee related obligations	5,231	3,498
Operating lease liabilities (Note 7)	1,092	-
Other	270	292
TOTAL CURRENT LIABILITIES	29,326	10,468

LONG-TERM LIABILITIES:

Liability for employee severance benefits (Note 8)	424	367
Operating lease liabilities (Note 7)	653	-
Long-term debt (Note 10)	32,725	-
Other liabilities	456	714
TOTAL LONG-TERM LIABILITIES	34,258	1,081
TOTAL LIABILITIES	63,584	11,549
COMMITMENTS AND CONTINGENCIES (Note 9)
SHAREHOLDERS' EQUITY:
Ordinary Shares, NIS 0.16 par value - authorized: 135,000,000 and 90,000,000 Ordinary Shares as of December 31, 2019 and December 31, 2018; issued and outstanding: 61,580,544 and 54,351,140 Ordinary Shares as of December 31, 2019 and December 31, 2018, respectively	2,659	2,331
Additional paid-in capital	325,498	305,303
Accumulated deficit	(310,587)	(215,409)
Accumulated other comprehensive income (loss)	5	(43)
TOTAL SHAREHOLDERS' EQUITY	17,575	92,182
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$81,159	$103,731

The accompanying notes are an integral part of these consolidated financial statements.

FOAMIX PHARMACEUTICALS LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (U.S. dollars in thousands, except per share data)

	Year ended December 31
	2019	2018	2017
REVENUES (Note 13b)	$443	$3,595	$3,669
COST OF REVENUES	-	-	13
GROSS PROFIT	443	3,595	3,656
OPERATING EXPENSES:
Research and development	51,202	64,474	57,779
Selling, general and administrative	45,114	14,013	11,491
TOTAL OPERATING EXPENSES	96,316	78,487	69,270
OPERATING LOSS	95,873	74,892	65,614
FINANCE INCOME (Note 13c)	(1,672)	(985)	(1,134)
FINANCE EXPENSES (Note 13c)	1,153	44	71
LOSS BEFORE INCOME TAX	95,354	73,951	64,551
INCOME TAX (Note 12)	(176)	212	1,164
NET LOSS FOR THE YEAR	$95,178	$74,163	$65,715

LOSS PER SHARE BASIC AND DILUTED	$1.66	$1.70	$1.76

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING USED IN COMPUTATION OF BASIC AND DILUTED LOSS PER SHARE IN THOUSANDS	57,292	43,660	37,376

The accompanying notes are an integral part of these consolidated financial statements.

FOAMIX PHARMACEUTICALS LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
 (U.S. dollars in thousands)

	Year ended December 31
	2019	2018	2017
NET LOSS	$95,178	$74,163	$65,715
OTHER COMPREHENSIVE INCOME:
Net unrealized losses (gains) from marketable securities	(47)	(59)	5
Gains (losses) on marketable securities reclassified into net loss	2	(5)	-
Net unrealized losses (gains) on derivative financial instruments	(3)	74	(146)
Gains (losses) on derivative financial instruments reclassified into net loss	-	(60)	137
TOTAL OTHER COMPREHENSIVE INCOME	(48)	(50)	(4)
TOTAL COMPREHENSIVE LOSS	$95,130	$74,113	$65,711

The accompanying notes are an integral part of these consolidated financial statements

FOAMIX PHARMACEUTICALS LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(U.S. dollars in thousands, except share data)

	Ordinary shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total
	Number of shares	Amounts	Amounts
BALANCE AT JANUARY 1, 2017	37,167,791	$1,561	$204,052	$(75,566)	$(62)	$129,985
CHANGES DURING 2017:
Comprehensive income (loss)	-	-	-	(65,715)	4	(65,711)
Exercise of warrants (Note 11b)	191,793	8	(8)	-	-	-
Exercise of options and restricted share units (Note 11e)	138,544	7	154	-	-	161
Share-based compensation (Note 11e)	-	-	4,166	-	-	4,166
BALANCE AT DECEMBER 31, 2017, as previously reported	37,498,128	$1,576	$208,364	$(141,281)	$(58)	$68,601
Impact of initial adoption of new accounting standards (Note 4)	-	-	-	35	(35)	-
CHANGES DURING 2018:
Comprehensive income (loss)	-	-	-	(74,163)	50	(74,113)
Issuance of Ordinary Shares through a public offering, net of $5.2 issuance costs (note 11c)	13,420,500	599	74,757	-	-	75,356
Issuance of Ordinary Shares through a securities purchase agreement, net of $39 issuance costs (note 11d)	2,940,000	134	15,997	-	-	16,131
Exercise of warrants (Note 11b)	178,468	8	832	-	-	840
Exercise of options and restricted share units (Note 11e)	314,044	14	33	-	-	47
Share-based compensation (Note 11e)	-	-	5,320	-	-	5,320
BALANCE AT DECEMBER 31, 2018	54,351,140	$2,331	$305,303	$(215,409)	$(43)	$92,182
CHANGES DURING 2019:
Comprehensive income (loss)	-	-	-	(95,178)	48	(95,130)
Issuance of Ordinary Shares and warrants, net of $359 issuance costs (Notes 10 and 11)	6,542,057	297	14,714	-	-	15,011
Exercise of options, restricted share units and shares issued under employee share purchase plan (Note 11e)	687,347	31	586	-	-	617
Share-based compensation (Note 11e)	-	-	4,895	-	-	4,895
BALANCE AT DECEMBER 31, 2019	61,580,544	$2,659	$325,498	$(310,587)	$5	$17,575

The accompanying notes are an integral part of these consolidated financial statements

FOAMIX PHARMACEUTICALS LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	Year ended December 31
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(95,178)	$(74,163)	$(65,715)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	350	319	221
Loss from sale and disposal of fixed assets	18	44	134
Changes in marketable securities and bank deposits, net	(357)	201	97
Changes in accrued liability for employee severance benefits, net of retirement fund profit	57	(70)	57
Share-based compensation	4,895	5,320	4,166
Non-cash finance expenses (income), net	140	43	(47)
Changes in operating asset and liabilities:
Decrease (increase) in trade and other receivables	373	(308)	1,915
Decrease (increase) in other non-current assets	(131)	(14)	4
Increase in accounts payable and accruals	18,053	238	5,003
Increase in inventory	(1,356)	-	-
Increase (decrease) in other liabilities	(258)	(274)	988
Net cash used in operating activities	(73,394)	(68,664)	(53,177)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(1,058)	(567)	(1,518)
Proceeds from sale of fixed assets	40	10	33
Investment in bank deposits	(26,013)	(39,000)	(17,000)
Investment in marketable securities	(18,951)	(38,652)	(22,839)
Proceeds from sale and maturity of marketable securities and bank deposits	87,851	66,454	79,079
Net cash provided by (used in) investing activities	41,869	(11,755)	37,755
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	-	840	-
Proceeds from exercise of options and issuance of shares under the employee shares purchase plan	365	47	161
Withholding tax from net exercise of restricted share units	(32)	-	-
Proceeds from issuance of Ordinary Shares, net of issuance costs	13,714	16,131
Proceeds from issuance of Ordinary Shares through a public offering, net of $5.2 issuance costs	-	75,356	-
Proceeds from debt financing and issuance of warrants, net of $1,097 issuance costs	33,903	-	-
Payments in respect of bank borrowings	-	-	(21)
Net cash provided by financing activities	47,950	92,374	140
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	16,425	11,955	(15,282)
EFFECT OF EXCHANGE RATE ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	41	(43)	48
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF THE YEAR	28,118	16,206	31,440
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF THE YEAR	$44,584	$28,118	$16,206

Cash and cash equivalents	43,759	27,868	15,956
Restricted cash	825	250	250
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH SHOWN IN STATEMENT OF CASH FLOWS	$44,584	$28,118	$16,206

FOAMIX PHARMACEUTICALS LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	Year ended December 31
	2019	2018	2017
SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Cashless exercise of warrants and restricted share units	11	11	11
Issuance of shares under employee share purchase plan	284	-	-
Property and equipment purchases included in accounts payable and accruals	-	-	1
Additions to operating lease right of use assets and liabilities	1,175	-	-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes	-	587	478
Interest received	1,359	1,173	1,209
Interest paid	802	-	*-

* Represents an amount less than $1.

The accompanying notes are an integral part of these consolidated financial statements.

FOAMIX PHARMACEUTICALS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share amounts)

NOTE 1 - NATURE OF OPERATIONS

Foamix Pharmaceuticals Ltd. (hereinafter “Foamix”) is an Israeli company incorporated in 2003.

Foamix’s shares were publicly traded on the Nasdaq Global Market under the symbol “FOMX” from its initial public offering in September 2014 until March 9, 2020.

Foamix is a specialty pharmaceutical company focused on the development and commercialization of innovative therapies in dermatology. On October 18, 2019, the U.S. Food and Drug Administration (“FDA”) approved Foamix’s first drug product, AMZEEQ (minocycline) topical foam, 4%, formerly known as FMX101, a once-daily topical antibiotic for the treatment of inflammatory lesions of non-nodular moderate to severe acne vulgaris in patients 9 years of age and older. AMZEEQ was launched and has been available for prescribing since January 13, 2020.

Foamix is also developing a product candidate, FMX103 (minocycline) topical foam, 1.5%, for the treatment of moderate-to-severe papulopustular rosacea in adults. Both AMZEEQ and FMX103 were developed using Molecule Stabilizing Technology, a proprietary foam platform designed to optimize the topical delivery of minocycline, an active pharmaceutical ingredient, that was available only in oral form until the FDA’s approval of AMZEEQ.

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

On November 10, 2019, Foamix entered into an Agreement and Plan of Merger (the "Merger Agreement") with Menlo Therapeutics, Inc. ("Menlo") and Giants Merger Subsidiary Ltd. (“Merger Sub”), a direct and wholly-owned subsidiary of Menlo. Under the terms of the agreement, Merger Sub agreed to merge with and into Foamix, with Foamix continuing as the surviving corporation and a wholly-owned subsidiary of Menlo (the “Merger”). On March 9, 2020, the Merger was completed and Foamix is now a wholly-owned subsidiary of Menlo, the legal acquirer. Foamix will cease to be a reporting company as of March 19, 2020 and all future filings of the combined company will be made by Menlo. As of the issuance of the financial statements, Foamix incurred transaction expenses in the amount of approximately $5.8 million.

At the effective time of the Merger (the “Effective Time”), each Foamix Ordinary Share, par value NIS 0.16 per share, issued and outstanding immediately prior to the Effective Time was exchanged for  (i) 0.5924 shares (the “Exchange Ratio”) of common stock of Menlo and (ii) one contingent stock right (a “CSR”, and collectively, the “CSRs”). The CSRs are governed by the Contingent Stock Rights Agreement (the “CSR Agreement”), dated as of March 9, 2020, by and between Menlo and American Stock Transfer & Trust Company, LLC, and represent the non-transferable contractual right to receive shares of common stock of Menlo if specified events occur within agreed time periods. Pursuant to the CSR Agreement, each CSR may become convertible on May 31, 2020 or upon the occurrence of specified events relating to Menlo’s Phase III PN Trials, and, if so converted, will entitle its holder to receive from Menlo additional shares of Menlo common stock.

The Merger will be accounted in accordance with Accounting Standards Codification Topic 805, “Business Combinations,” using the acquisition method of accounting with Foamix as the accounting acquirer. Since Menlo, as the parent company of Foamix after the Merger, is the legal acquirer, the Merger will be accounted for as a reverse acquisition.

FOAMIX PHARMACEUTICALS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands, except share and per share amounts)
NOTE 1 - NATURE OF OPERATIONS (continued):

Since incorporation through December 31, 2019, Foamix and its subsidiary (hereinafter referred to as “the Company”) incurred losses and negative cash flows from operations mainly attributable to its development efforts and has an accumulated deficit of $310,587. The Company has financed its operations mainly through the issuance of shares through private and public financing rounds, debt financing, warrants and payments received pursuant to the terms of development and licensing agreements. As mentioned above, on March 9, 2020, the Merger with Menlo was completed. As of the issuance date of these financial statements, the Company's cash and investments, along with Menlo’s cash and investments, funds the Company may be entitled to receive upon reaching certain milestones under its credit agreement (see note 10) and the Company’s 2020 estimated income from AMZEEQ and FMX103, provide sufficient resources to fund its operations through at least the next 12 months. Prior to issuing these financial statements, the Company revised its operating plan in order to reduce expenses and, until it is able to obtain further funding, will only focus on (a) commercialization of AMZEEQ, (b) pre-commercialization and launch preparations for FMX103, assuming it receives regulatory approval, and (c) other general corporate expenses. In order to develop and commercialize any future product candidates if they are granted regulatory approval, the Company and Menlo (the “Combined Company”) may be required to obtain further funding through public or private offerings, debt financings, collaboration and licensing arrangements or other sources. Adequate additional funding may not be available to the Combined Company on acceptable terms, or at all. If the Combined Company is unable to raise capital when needed or on attractive terms, it may be forced to delay, reduce or eliminate its research and development programs or commercialization and manufacturing efforts.

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

f.
Bank deposits

Bank deposits with original maturity dates of more than three months but at balance sheet date are less than one year are included in short-term deposits. The interest rates on the Company’s deposits range between 2.23%-3.15%. The fair value of bank deposits approximates the carrying value since they bear interest at rates close to the prevailing market rates.

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

Marketable equity securities:

The Company’s marketable equity securities are recorded at fair market value and, beginning January 1, 2018, following the adoption of ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10), unrealized gains and losses are included in other income (expense), net in the consolidated statements of operations. Prior to January 1, 2018, unrealized gains, net of taxes, were reflected in other comprehensive income (loss) and unrealized losses were reflected in other comprehensive income (loss).

FOAMIX PHARMACEUTICALS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands, except share and per share amounts)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

h.
Derivatives and Hedging

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

i.
Inventory

Prior to the date the Company obtains regulatory approval for its product candidates, inventory costs related to commercial production are expensed as research and development expense. Once regulatory approval is obtained, the Company capitalizes such costs as inventory. Inventories are stated at the lower of cost or net realizable value. The Company determines the cost of inventory using the first-in, first-out (“FIFO”) method. The Company periodically reviews its inventory levels and writes down inventory that is expected to expire prior to being sold, inventory in excess of expected sales requirements and inventory that fails to meet commercial sale specifications, with a corresponding charge to cost of goods sold.

j.	Property and equipment

1)	Property and equipment are stated at cost, net of accumulated depreciation and amortization.

2)	The Company’s property and equipment are depreciated by the straight-line method on the basis of their estimated useful life. Annual rates of depreciation are as follows:

%
Computers	15-33
Laboratory equipment	7-20
Office furniture and equipment	7-15
Vehicles	15

Leasehold improvements are amortized by the straight-line method over the expected lease term, which is shorter than the estimated useful life of the improvements.

FOAMIX PHARMACEUTICALS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands, except share and per share amounts)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

k.	Impairment of long-lived assets

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

For the three years ended December 31, 2019, the Company did not recognize an impairment loss for its long-lived assets.

l.	Allowance for doubtful accounts

The Company performs ongoing credit evaluations to estimate the need for maintaining reserves for potential credit losses. An allowance for doubtful accounts is recognized on a specific basis with respect to those amounts that the Company has determined to be doubtful of collection. No allowance for doubtful accounts was recorded in the three years ended December 31, 2019.

m.	Debt

Debt discounts created as a result of the allocation of proceeds received from a debt issuance to warrants issued are amortized to interest expense under the effective interest method over the life of the recognized debt liability.

Debt issuance costs include the costs of debt financings undertaken by the Company, including legal fees and other direct costs of the financing. Debt issuance costs related to a recognized debt liability are presented on the consolidated balance sheet as a direct deduction from the carrying amount of the debt liability and are amortized to interest expense over the term of the related debt, using the effective interest method.

n.	Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). The new standard requires lessees to record assets and liabilities on the balance sheet for all leases. The Company elected the short-term lease recognition exemption for all leases with a term shorter than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The Company recognizes the lease payments in the consolidated statements of operations on a straight-line basis over the lease period.

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

FOAMIX PHARMACEUTICALS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands, except share and per share amounts)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

o.	Contingencies

Certain conditions may exist as of the date of the financial statements, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company’s management assesses such contingent liabilities and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s management evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

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

p.	Share-based compensation

The Company accounts for employees’ and directors’ share-based payment awards classified as equity awards using the grant-date fair value method. The fair value of share-based payment transactions is recognized as an expense over the requisite service period using the straight-line method. Forfeitures are recognized as they occur.

Share-based payments related to the employee share purchase plan (“ESPP”) are recognized based on the fair value of each award estimated on the first day of the offering period and recognized as an expense over the offering period using the straight-line method.

The Company elected to recognize compensation costs for awards conditioned only on continued service that have a graded vesting schedule using the straight-line method based on the multiple-option award approach.

Prior to December 31, 2018, when options and restricted share units (hereinafter “RSUs”) were granted as consideration for services provided by nonemployees, the grants were accounted for based on the fair value of the consideration received or the fair value of the awards issued, whichever is more reliably measurable. The fair value of the awards granted was measured on a final basis at the end of the related service period and was recognized over the related service period using the straight-line method.

On January 1, 2019 the Company adopted the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718) Improvements to Nonemployee Share-based Payments. This ASU was issued to simplify the accounting for share-based transactions by expanding the scope of Topic 718 from only being applicable to share-based payments to employees to also include share-based payment transactions for acquiring goods and services from nonemployees. As a result, nonemployee share-based transactions are being measured by estimating the fair value of the equity instruments at the grant date, taking into consideration the probability of satisfying performance conditions.

FOAMIX PHARMACEUTICALS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands, except share and per share amounts)

NOTE 2−SIGNIFICANT ACCOUNTING POLICIES (continued):

q.	Revenue recognition

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

The adoption of the new standards did not change the Company’s revenue recognition as the majority of the Company’s revenues in the year ended December 31, 2019 and 2018, were driven from royalties from license agreements for products, developed combining the Company's foam technology with a drug selected by the licensee. The Company does not have future performance obligations under the license arrangements. The revenues are recorded based on the sales that occurred during the relevant period provided by licensees.

Prior to January 1, 2018 and before the adoption of the new standard, the Company's revenues also included development services driven from the development and license agreements. Revenue recognition from those agreements were recognized as follows:

The significant deliverables in the agreements between the Company and its licensees were the obligation of Company to provide development services and the grant of an exclusive license to the specific product developed. These deliverables were combined into one single unit of accounting for revenue recognition purposes since: (i) each element did not have value on a stand-alone basis; (ii) in order to develop the combined formulation in the licensed product, the use of the Company’s propriety technology was required. Therefore, the Company was the only party capable of performing the level and type of development services required under the agreement.

The Company’s development and license agreements entitle the Company to: (i) development payments, including upfront payments, cost reimbursements and payments contingent only upon passage of time (together, - “Development Service Payments”); (ii) payments contingent solely upon performance or achievement of clinical results by the Company’s licensees (“Contingent Payments”); (iii) royalties calculated as a percentage of sales of the developed the products made by the Company's licensees.

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

FOAMIX PHARMACEUTICALS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands, except share and per share amounts)

NOTE 2−SIGNIFICANT ACCOUNTING POLICIES (continued):

r.	Research and development costs

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

s.	Clinical trial accruals

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

t.	Income taxes:

1)	Deferred taxes

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

u.	Loss per share

Net loss per share, basic and diluted, is computed on the basis of the net loss for the year divided by the weighted average number of Ordinary Shares outstanding during the year. Diluted net loss per share is based upon the weighted average number of Ordinary Shares and of Ordinary Shares equivalents outstanding when dilutive. Ordinary Share equivalents include outstanding share based payment arrangements and warrants which are included under the treasury share method when dilutive.

The following average share options, RSUs, warrants and incremental share to be issued under the ESPP were excluded from the calculation of diluted net loss per Ordinary Share because their effect would have been anti-dilutive for the year presented (share data):

	Year ended December 31
	2019	2018	2017
Outstanding share options, RSUs and shares under ESPP	6,115,124	4,684,916	3,657,612
Warrants	467,123	508,154	1,498,718

FOAMIX PHARMACEUTICALS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands, except share and per share amounts)

NOTE 2−SIGNIFICANT ACCOUNTING POLICIES (continued):

v.	Fair value measurement

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

w.	Concentration of credit risks

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

x.	Comprehensive loss

Comprehensive loss includes, in addition to net loss, unrealized holding gains and losses on available-for-sale debt securities and derivative instruments designated as cash flow hedge (net of related taxes where applicable). For the year ended December 31, 2017, the comprehensive loss included also available-for-sale equity securities.

Reclassification adjustments for gain or loss of available for sales securities are included in finance expenses net in the statement of operations.

FOAMIX PHARMACEUTICALS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands, except share and per share amounts)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

y.	Newly issued and recently adopted accounting pronouncements:

Accounting pronouncements adopted in period:

1)
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). The new standard requires lessees to record assets and liabilities on the balance sheet for all leases. The Company elected the short-term lease recognition exemption for all leases with a term shorter than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.

The adoption of the standard resulted in recognition of $1,357 of lease assets and lease liabilities as of January 1, 2019 on the Company’s consolidated balance sheets. The weighted-average interest rate used to discount future lease payments was 4.8%.

2)
On January 1, 2019 the Company adopted the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718) Improvements to Nonemployee Share-based Payments. This ASU was issued to simplify the accounting for share-based transactions by expanding the scope of Topic 718 from only being applicable to share-based payments to employees to also include share-based payment transactions for acquiring goods and services from nonemployees. As a result, nonemployee share-based transactions are being measured by estimating the fair value of the equity instruments at the grant date, taking into consideration the probability of satisfying performance conditions. The adoption of this slandered had no material impact on the Company’s consolidated financial statements.

3)
In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities. Among other things, the guidance eliminated the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. As ASU 2017-12 was effective for fiscal years beginning after December 15, 2018, the Company adopted the ASU on January 1, 2019 with no material impact on the Company’s consolidated financial statements.

NOTE 3 - FAIR VALUE MEASUREMENTS

The Company’s assets and liabilities that are measured at fair value as of December 31, 2019, and December 31, 2018, are classified in the tables below in one of the three categories described in note 2v above:

	December 31, 2019
	Level 1	Level 2	Total
Marketable securities	$1,020	$15,660	$16,680

	December 31, 2018
	Level 1	Level 2	Total
Marketable securities	$991	$46,229	$47,220
Currency options designated as hedging instruments (current liability)	-	$(3)	$(3)

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

FOAMIX PHARMACEUTICALS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands, except share and per share amounts)

NOTE 3 - FAIR VALUE MEASUREMENTS (continued):

Foreign exchange risk management

Occasionally, the Company purchases and writes non-functional currency options in order to hedge the currency exposure on the Company’s cash flow. The currency hedged items are denominated in New Israeli Shekels (“NIS”). The purchasing and writing of options is part of a comprehensive currency hedging strategy with respect to salary and rent expenses denominated in NIS. These transactions are at zero cost for periods of up to one year. The counterparties to the derivatives are major banks in Israel. As of December 31, 2019, there were no hedged amounts.

As of December 31, 2019 and 2018, the Company has a lien in the amount of $290 on the Company’s marketable securities and a lien in the amount $250 on the Company’s checking account, in respect of bank guarantees granted in order to secure the hedging transactions.

NOTE 4 - MARKETABLE SECURITIES

Marketable securities as of December 31, 2019, and December 31, 2018 consist mainly of debt and mutual funds securities. The debt securities are classified as available-for-sale and are recorded at fair value. Changes in fair value, net of taxes (if applicable), are reflected in other comprehensive loss. Realized gains and losses on sales of the securities, as well as premium or discount amortization, are included in the consolidated statement of operations as finance income or expenses.

As of January 1, 2018, following the adoption of ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10), equity securities with readily determinable fair value are measured at fair value. The changes in the fair value of equity investments are recognized through net income. Adoption of the standard was applied through a cumulative one-time adjustment of $35 to the accumulated deficit.

The following table sets forth the Company’s marketable securities:

	December 31
	2019	2018
Israeli mutual funds	$1,020	$991
Certificates of deposit	151	2,773
U.S Government and agency bonds	6,031	25,215
U.S Treasury bills	9,478	18,241
Total	$16,680	$47,220

At December 31, 2019 and 2018, the fair value, cost and gross unrealized holding gains and losses of the marketable securities owned by the Company were as follows:

	December 31, 2019
	Fair	Cost or	Gross unrealized	Gross unrealized
	value	Amortized cost	holding loss	holding gains
Certificates of deposit	$151	$151	$-	$-
U.S Government and agency bonds	6,031	6,030	-	1
U.S Treasury bills	9,478	9,475	-	3
Total	$15,660	$15,656	$-	$4

FOAMIX PHARMACEUTICALS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands, except share and per share amounts)

NOTE 4 - MARKETABLE SECURITIES (continued):

	December 31, 2018
	Fair	Cost or	Gross unrealized	Gross unrealized
	value	Amortized cost	holding loss	holding gains
Israeli mutual funds	$2,773	$2,790	$17	$-
Certificates of deposit	25,215	25,236	22	1
U.S. Government and agency bonds	18,241	18,243	3	1
Total	$46,229	$46,269	$42	$2

As of December 31, 2018, the unrealized losses attributed to the Company’s marketable securities were primarily due to credit spreads and interest rate movements. The Company has considered factors regarding other than temporary impaired securities and determined that there are no securities with impairment that is other than temporary as of December 31, 2018.

As of December 31, 2019, and 2018, the Company’s debt securities had the following maturity dates:

	Market value
	December 31
	2019	2018
Due within one year	$15,660	$46,079
1 to 2 years	-	150
Total	$15,660	$46,229

During the years ended December 31, 2019 and 2018, the Company received proceeds of $49,819 and $32,247, respectively upon the sale and maturity of marketable securities.

$434 and $401 of the Company’s marketable securities were restricted as of December 31, 2019, and 2018, respectively, due to a lien in respect of bank guarantees granted to secure hedging transaction and the Company’s rent agreement. Refer to note 7 and note 3.

NOTE 5 – INVENTORY

Inventories are stated at the lower of cost and net realizable value with cost determined on a first-in, first-out basis by product. The Company capitalizes inventory costs associated with products following regulatory approval when future commercialization is considered probable and the future economic benefit is expected to be realized. The Company commenced capitalizing inventory for AMZEEQ upon FDA approval of AMZEEQ on October 18, 2019. No inventory was capitalized prior to October 18, 2019.

As of December 31, 2019, the Company’s inventory includes finished goods in the amount of $856, raw materials in the amount of $500 and no inventory write-down was recorded.

NOTE 6 - PROPERTY AND EQUIPMENT

	December 31
	2019	2018
Cost:
Leasehold improvements	$1,052	$978
Computers and software	646	515
Laboratory equipment	2,028	1,399
Furniture	391	245
Vehicles	-	82
	4,117	3,219
Less:
Accumulated depreciation and amortization	1,232	984
Property and Equipment, net	$2,885	$2,235

FOAMIX PHARMACEUTICALS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands, except share and per share amounts)

NOTE 6 - PROPERTY AND EQUIPMENT (continued):

Depreciation and amortization expense totaled $350, $319 and $221 for the years ended December 31, 2019, 2018 and 2017, respectively.

During the years ended December 31, 2019, 2018 and 2017, the Company disposed of fixed assets in the net amount of $16, $42 and $104, respectively. Losses from sales of fixed assets for the years ended December 31, 2019, 2018 and 2017 were $2, $2 and $30, respectively.

NOTE 7 – OPERATING LEASE

The Company leases research and development facilities in Israel and executive offices in the United States under several lease agreements. The lease agreement for the facilities in Israel is linked to the Israeli consumer price index (“CPI”) and due to expire in December 2020.

On March 13, 2019, the Subsidiary signed an amendment to the original lease agreement for its facilities in the U.S. (“The Amendment”). The Amendment includes an extension of the lease period of the 10,000 square feet previously leased under the original agreement (the "Original Space") and an addition of 4,639 square feet (the "Additional Space”). The Subsidiary entered the Additional Space following a period of preparation by the lessor completed during September 2019 (the "Commencement Date"). The Amendment is due to expire on August 31, 2022.

Pursuant to The Amendment of the lease on the Current Space, the Company recognized an additional right of use asset and liability in the amount of $713. The Additional Space was considered a new lease agreement and was recognized as a right of use asset and liability, in the amount of $302, on the Commencement Date.

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

Operating lease costs for the year ended December 31, 2019 are as follows:

Year Ended December 31
2019
Office lease expenses	$794
Vehicles lease expenses	$95

The operating lease costs include variable lease payments of $45.

Operating cash flows, for amounts included in the measurement of lease liabilities are as follows:

Year Ended December 31
2019
Office lease expenses	$839
Vehicles lease expenses	$156

FOAMIX PHARMACEUTICALS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands, except share and per share amounts)

NOTE 7 – OPERATING LEASE (continued):

Supplemental information related to leases are as follows:

December 31
2019
Operating lease right-of-use assets	$1,694
Operating lease liabilities	$1,745
Weighted average remaining lease term	1.93
Weighted average discount rate	6.08%

Maturities of lease liabilities are as follows:

2020	$1,164
2021	455
2022	230
Total lease payments	1,849
Less imputed interest	(104)
Total lease liability	$1,745

As of December 31, 2019, the Company had a lien in the amount of $144 on the Company’s marketable securities in respect of bank guarantees granted in order to secure the lease agreements.

Leases prior to the adoption of the new standard:

Operating lease expenses for the years ended December 31, 2018 and December 31, 2017 were $872 and $667 respectively.

Future minimum lease commitments under non-cancelable operating lease agreements according to ASC840, as of December 31, 2018 were as follows:

2019	$746
2020	682
2021 and thereafter	21
Total	$1,449

FOAMIX PHARMACEUTICALS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands, except share and per share amounts)

NOTE 8 - EMPLOYEE SEVERANCE BENEFITS

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

During 2014, all of the Israeli employees agreed to the terms of Section 14 of the Israeli Severance Pay Law, 1963, according to which all deposits in the pension fund and/or with the insurance company, thereafter, exempt the Company from any additional obligation. These deposits are accounted as defined contribution payments and therefore not recorded on the Company’s balance sheet. Once the employees agreed to the terms of Section 14, all amounts funded on behalf of the employees were released to their full ownership. The liability for employee severance benefits as of December 31, 2019 and 2018, represents the Company's obligation that has not been secured by deposits to employee severance funds.

The amount of severance payment expenses to Israel employees were $719, $592 and $569 for the years ended December 31, 2019, December 31, 2018 and December 31, 2017, respectively.

Beginning September 2017, the Company has retirement savings plans available to all employees of the Subsidiary, which are intended to qualify as deferred compensation plans under Section 401(k) of the Internal Revenue Code (the “401(k) Plans”). The Company made contributions to these 401(k) Plans during the years ended December 31, 2019, 2018 and 2017 of approximately $203, $84 and $35, respectively.

During 2020, the Company expects to deposit approximately $1,014 with respect to employee’s severance benefits.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Litigation and contingencies

Seven lawsuits have been filed in the U.S. against the Company in connection with the Merger. The lawsuits generally allege that the registration statement on Form S-4 and the prospectus/joint proxy statement included therein included false or misleading information regarding the Merger in violations of Section 14(a) and Section 20(a) of the Exchange Act and/or Rule 14a 9 promulgated under the Exchange Act. In addition, one of the lawsuits alleges that the members of the Company’s board of directors breached their fiduciary duties in connection with the Merger. The plaintiffs are seeking, among other things, to enjoin consummation of the Merger, or alternatively rescission or rescissory damages; to compel the individual defendants to disseminate a joint proxy statement/prospectus that does not contain any untrue statements of material fact and that states all material facts required in it or necessary to make the statements contained therein not misleading; a declaration that defendants violated Sections 14(a) and/or 20(a) of the Exchange Act; a declaration that the Merger Agreement was entered into in breach of fiduciary duty and is therefore invalid and unenforceable; an order directing the individual defendants to commence a sale process for the Company and obtain a transaction; and an award of costs, including attorneys’ and experts’ fees and expenses, as well as an accounting of damages allegedly suffered by the plaintiffs. The Company believes the lawsuits are without merit and intend to defend vigorously against all claims asserted and it is management’s view that the financial statements include an adequate provision in respect of the claims.

FOAMIX PHARMACEUTICALS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands, except share and per share amounts)

NOTE 10 - LONG-TERM DEBT

On July 29, 2019 (the “Closing Date”) the Company secured up to $50 million in debt from two of its current shareholders, who are considered related parties (the “lenders”) and entered into a Securities Purchase Agreement with one of the lenders for gross proceeds of approximately $14 million, before deducting offering expenses (see Note 11).

The debt consists of term loans under a credit agreement (the “Credit Agreement”) and comprises of three trenches: (a) $15 million funded at closing (the “Tranche 1 Loan”), (b) $20 million funded on December 17, 2019 (the “Tranche 2 Loan”) and (c) up to $15 million available after the closing date and prior to September 30, 2020 (the “Tranche 3 Loan”). The Tranche 2 Loan was borrowed following the FDA’s approval of the Company’s NDA for AMZEEQ (formerly known as FMX101) and listing of AMZEEQ in the FDA’s “Orange Book,” in addition to maintained its arrangements with a third party for the commercial supply and manufacture of AMZEEQ. The Company shall be permitted to borrow the Tranche 3 Loan only following the achievement of certain revenue targets. Subject to any acceleration as provided in the Credit Agreement, including upon an event of default (as defined in the Credit Agreement), the credit facility will mature on July 29, 2024 and bear interest equal to the sum of (A) 8.25% (subject to increase in accordance with the terms of the Credit Agreement) plus (B) the greater of (x) the one-month LIBOR as of the second business day immediately preceding the first day of the calendar month or the date of borrowing (if such loan is not outstanding as of the first day of the calendar month), as applicable, and (y) 2.75%. A fee in an amount equal to 1.0% of the aggregate principal amount of all loans made on any given borrowing date shall be payable to the lenders.

The Credit Agreement is secured by a first-priority lien and security interest in substantially all of the Company’s tangible and intangible assets including intellectual property.

The Credit Agreement contains certain financial covenants, including that the Company (1) at all times after the date of FDA approval of AMZEEQ maintain a minimum aggregate compensating cash balance of $2.5 million; and (2) as of the last day of each fiscal quarter commencing on the fiscal quarter ending September 30, 2020, receive revenue for the trailing 12-month period in amounts set forth in the Credit Agreement, which range from $10.5 million for the fiscal quarter ending September 30, 2020 to $109.5 million for the fiscal quarter ending September 30, 2024.

As of December 31, 2019, the Company is in compliance with all covenants, including maintaining a minimum aggregate compensating cash balance as mentioned above. In the event where the Company fails to observe or perform any of the financial covenants the lenders may, by notice to the Company, declare the Term Loans then outstanding to be due and payable in whole, together with accrued interest and a Prepayment Premium (as defined in the Credit Agreement).

Under the Credit Agreement, there are no required payments of principal amounts until July 2023. Afterwards, the Company will pay 1.5% of the aggregate principal amount each month. The outstanding amount will be paid in full on July 2024.

In addition to the Credit Agreement, on the Closing Date, the Company issued to the lenders warrants to purchase up to an aggregate of 1,100,000 of its Ordinary Shares, at an exercise price of $2.09 per share (the “Warrant”), which represents the five-day volume weighted average price of the Ordinary Shares as of the trading day immediately prior to the Closing Date. Payment of the exercise price will be made, at the option of the lender, either in cash or as a reduction of Ordinary Shares issuable upon exercise of the Warrant, with an aggregate fair value equal to the aggregate exercise price ("cashless exercise"), or any combination of the foregoing. The Warrants were exercisable immediately following the closing of the Credit Agreement and are due to expire on July 29, 2026. Any Warrants left outstanding will be cashless exercised on the Warrants' expiration date, if in the money. The Warrants issued were classified as equity in accordance with ASC 815-40. Proceeds received under the Tranche 1 Loan were allocated to the Warrants and the Tranche 1 Loan on a relative fair value basis.

FOAMIX PHARMACEUTICALS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands, except share and per share amounts)

NOTE 10 – LONG-TERM DEBT (continued):

The company incurred offering expenses of $1,090 in connection with transactions contemplated by the Credit Agreement and the Securities Purchase Agreement, which were allocated to the Warrants, shares and debt consistently with the allocation of proceeds. The Company incurred additional expenses in the amount of $293 from the borrowing of Tranche 2 Loan, allocated only to the debt.

Debt issuance costs are recorded on the consolidated balance sheet as a reduction of liabilities.

Amounts allocated to the debt, net of issuance cost, are subsequently recognized at amortized cost using the effective interest method.

The fair value of the debt as of December 31, 2019 was $36.6 million and is categorized as Level 3. The valuation was performed by applying the income approach, under which the contractual present value method was used. The estimation of risk adjusted discount curve was based on public information reported in the financial statements of publicly traded venture lending companies.

During the year ended December 31, 2019 the company recorded finance expense of $802 and $119 relating to the interest and discount cost, respectively.

NOTE 11 - SHARE CAPITAL:

a.	Rights of the Company’s Ordinary Shares

Each Ordinary Share is entitled to one vote. The holders of Ordinary Shares are also entitled to receive dividends whenever funds are legally available, when and if declared by the Board of Directors. Since its inception, the Company has not declared any dividends.

Following the Merger (see Note 1) Ordinary Shares were deemed transferred to Menlo in exchange for the right to receive (i) 0.5924 shares of common stock of Menlo Common Stock and (ii) one CSR. All outstanding Options and RSUs were converted using the Exchange Ratio and exercise price of the new options will be calculated by dividing the old exercise price by the Exchange Ratio. The Exchange Ratio is subject to adjustment based on the  outcome and timing of the top-line primary endpoint results of one or both Melo’s Phase III double-blinded, placebo-controlled trials for the treatment of pruritus associated with prurigo nodularis, referenced by Protocol Numbers MTI-105 (United States) and MTI-106 (Europe).

b.	Warrants

In May and June 2014, the Company issued to certain investors Warrant to purchase Ordinary Shares at an exercise price of $5.04 per share or through a cashless exercise.  As defined in the warrant agreements, the Warrants were exercisable until May 13, 2018. On that date all outstanding warrants were automatically exercised by the Warrant holders on a net issuance basis.

In addition to the Credit Agreement signed on July 29, 2019, on the Closing Date, the Company issued to the lender Warrants to purchase up to an aggregate of 1,100,000 of its Ordinary Shares. The warrants were exercisable immediately following the closing of the Credit Agreement and are due to expire on July 29, 2026. Any Warrants left outstanding will be cashless exercised on the Warrants' expiration date, if in the money.

During the years ended December 31, 2018, and 2017 1,394,558 and 413,242 warrants were exercised into 178,468 and 191,793 Ordinary Shares, respectively. During the year ended December 31, 2019 no Warrant were exercised.

FOAMIX PHARMACEUTICALS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands, except share and per share amounts)

NOTE 11 - SHARE CAPITAL (continued):

c.	Public offerings

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

d.	Securities Purchase Agreement

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

On July 29, 2019, pursuant to the Credit Agreement and Securities Purchase Agreement, the Company issued and sold, in a registered offering, an aggregate of 6,542,057 shares of the Company’s Ordinary Shares, at a purchase price of $2.14 per share, representing the closing share price on the last trading day prior to signing, for aggregate gross proceeds of approximately $14 million, before deducting issuance costs allocated as described in Note 10 above, in the amount of $286.

e.	Share Based Compensation

Equity incentive plan:

On April 10, 2019, the Company's shareholders approved a new equity incentive plan (the "Plan") replacing the prior equity plans approved in 2015 and 2009. The Plan included a pool of 6,027,990 Ordinary Shares for grant to Company employees, consultants, directors and other service providers. As of December 31, 2019, 5,215,508 shares remain available for grant under the Plan.

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

The number of Ordinary Shares initially reserved for purchase under the ESPP was 5,400,000 Ordinary Shares. As of December 31, 2019, 5,265,551 shares remain available for grant under the ESPP.

During the year ended December 31, 2019 134,449 shares were issued to the employees.

FOAMIX PHARMACEUTICALS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands, except share and per share amounts)

NOTE 11 - SHARE CAPITAL (continued):

Options and RSUs granted to employees and directors:

In the years ended December 31, 2019, 2018 and 2017, the Company granted options as follows:

	Year ended December 31, 2019
	Award amount	Exercise price range	Vesting period	Expiration
Employees and Directors:
Options	1,635,296	$2.36- $3.88	1 year -4 years	10 years
RSU	425,604	-	1 year -4 years	-

	Year ended December 31, 2018
	Award amount	Exercise price range	Vesting period	Expiration
Employees and Directors:
Options	895,903	$4.06- $6.40	1 year -4 years	10 years
RSU	216,673	-	3 year -4 years	-

	Year ended December 31, 2017
	Award amount	Exercise price range	Vesting period	Expiration
Employees and Directors:
Options	1,352,267	$4.69- $10.31	4 years	10 years
RSU	370,091	-	4 years	-

The fair value of options and RSUs granted during 2019, 2018 and 2017 was $4,394, $3,953 and $8,510, respectively.

The fair value of each option granted is estimated using the Black-Scholes option pricing method. The volatility is based on a combination of the Company’s historical volatility, historical volatilities of companies in comparable stages as well as companies in the industry, by statistical analysis of daily share pricing model. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected term of the options granted in dollar terms. The Company’s management uses the expected term of each option as its expected life. The expected term of the options granted represents the period of time that granted options are expected to remain outstanding.

The fair value of RSUs granted to employees and directors is based on the share price on grant date and was computed using the Black-Scholes model.

FOAMIX PHARMACEUTICALS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands, except share and per share amounts)

NOTE 11 - SHARE CAPITAL (continued):

The underlying data used for computing the fair value of the options are as follows:

	Year ended December 31
	2019	2018	2017
Value of ordinary share	$2.66-$3.88	$4.09-$5.99	$4.44-$10.12
Dividend yield	0%	0%	0%
Expected volatility	59.35%-61.4%	61%-62.6%	58.41%-61.7%
Risk-free interest rate	1.42%-2.62%	2.75%-2.87%	1.97%-2.16%
Expected term	6 years	6 years	6 years

Options and RSUs granted to consultants and service providers:

 During the years ended December 31, 2019 and 2018 there were no grants of options and RSUs to consultants and service providers.

 In the year ended December 31, 2017, the Company granted options as follows:

	Year ended December 31, 2017
	Award amount	Exercise price range	Vesting period	Expiration
Options	4,800	$6.34	4 years	10 years

The total unrecognized share-based compensation cost at December 31, 2019 is $7,220, which is expected to be recognized over a weighted average period of two years.

Modification of share-based compensation:

During the year ended December 31, 2017 the Company performed a Type III modification for share-based compensation due to the retention of the options and RSUs for several employees (including Dr. Dov Tamarkin, former Chief Executive Officer and Mr. Meir Eini, Chief Innovation Officer) who have become consultants to the Company. As a result of the modification, during the year ended December 31, 2017, the Company reversed all expense previously recorded for these retained awards in the amount of $2,037 and recorded the additional compensation expense in the amount of $1,058 over the new requisite service period.

During the year ended December 31, 2018 the Company recorded additional share-based compensation expenses in the amount of approximately $690 with respect to Type III modification.

FOAMIX PHARMACEUTICALS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands, except share and per share amounts)

NOTE 11 - SHARE CAPITAL (continued):

Summary of outstanding and exercisable options and RSUs:

The following table summarizes the number of options outstanding for the years ended December 31, 2019, December 31, 2018 and December 31, 2017, and related information:

	Employees and directors		Consultants and service providers
	Number of options	USD(1)	Number of options	USD(1)
Outstanding at January 1, 2017	2,377,092	$5.87	137,050	$2.81
Granted	1,352,267	7.47	-	-
Forfeited	(39,213)	7.93	(8,800)	8.40
Exercised	(61,881)	2.63	-	-
Re-designated(2)	(252,210)	7.71	252,210	7.71
Outstanding at December 31, 2017	3,376,055	$6.41	380,460	$5.93
Granted	895,903	5.61	-	-
Forfeited	(150,240)	7.98	(41,697)	8.12
Exercised	(24,625)	1.92	(67,500)	0.05
Outstanding at December 31, 2018	4,097,093	$6.20	271,263	$7.05
Granted	1,635,296	3.39	-	-
Forfeited	(72,278)	6.78	(15,625)	7.98
Exercised	(298,682)	1.12	(18,125)	1.31
Re-designated(2)	(46,662)	7.58	46,662	7.58
Outstanding at December 31, 2019	5,314,767	$5.60	284,175	$7.45

(1)	Weighted average price per share
(2)	Pursuant to change in status of grantees from ‘employee’ and ‘director’ to ‘consultant’ during the reporting period.

The following table summarizes the number of RSUs outstanding for the years ended December 31, 2019, December 31, 2018 and December 31, 2017:

	Employees and directors	Consultants and service providers
	Number of RSUs
Outstanding at January 1, 2017	142,683	42,050
Awarded	370,091	-
Forfeited	(4,025)	(550)
Vested	(43,038)	(33,625)
Re-designated(1)	(78,120)	78,120
Outstanding at December 31, 2017	387,591	85,995
Awarded	216,673	-
Forfeited	(11,746)	(12,150)
Vested	(161,648)	(60,271)
Outstanding at December 31, 2018	430,870	13,574
Awarded	425,604	-
Forfeited	(9,159)	-
Vested	(225,687)	(10,405)
Re-designated(1)	(10,199)	10,199
Withholding of shares	(9,775)	-
Outstanding at December 31, 2019	601,654	13,368

(1)	Pursuant to change in status of grantees from ‘employee’ and ‘director’ to ‘consultant’ during the reporting period.

FOAMIX PHARMACEUTICALS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands, except share and per share amounts)

NOTE 11 - SHARE CAPITAL (continued):

The following tables summarizes information concerning outstanding and exercisable options as of December 31, 2019:

December 31, 2019
Options outstanding			Options exercisable
	Number of	Weighted	Number of	Weighted
	options	Average	options	Average
Exercise	outstanding	Remaining	exercisable	Remaining
prices per	at end of	Contractual	at end of	contractual
share (USD)	year	Life	year	Life
1.92-3.88	1,723,515	8.91	234,749	6.34
4.06-6.18	1,526,944	7.24	1,024,250	6.90
6.30-7.98	1,682,087	6.17	1,406,840	5.83
8.55-11.87	666,396	6.50	506,540	6.30
	5,598,942		3,172,379

The aggregate intrinsic value of the total of both the outstanding and exercisable options as of December 31, 2019, is $721.

Share-based compensation expenses:

The following table illustrates the effect of share-based compensation on the statements of operations:

	Year ended December 31
	2019	2018	2017
Cost of revenues	$-	$-	$2
Research and development expenses	1,564	2,054	1,711
Selling, general and administrative	3,331	3,266	2,453
	$4,895	$5,320	$4,166

NOTE 12 - INCOME TAX:

The Company is taxed under Israel and the United States of America tax laws:

a.	Tax rates:

1)	Income from Israel was taxed at the corporate tax rate of 24% in 2017 and 23% in 2018 and thereafter.

2)	Effective January 1, 2018, the U.S. Tax Cuts and Jobs Act, reduced the U.S. federal statutory tax rate from 35% in 2017 to 21%.

b.	Tax assessments

Foamix has tax assessments that are considered to be final through tax year 2014.

c.	Tax benefits under the Law for Encouragement of Industry (Taxation), 1969

Foamix believes that it currently qualifies as an "Industrial Company" under the above law. As such it is entitled to certain tax benefits, mainly the right to deduct share issuance costs over three years for tax purposes in the event of a public offering.

Foamix utilizes this tax benefit.

FOAMIX PHARMACEUTICALS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands, except share and per share amounts)

NOTE 12 - INCOME TAX (continued):

d.	Loss before income tax taxes:

Loss (income) before income taxes is composed of the following:

	Year ended December 31
	2019	2018	2017
Foamix Pharmaceuticals Ltd	$66,747	$71,925	$64,952
Foamix Pharmaceuticals Inc	28,607	2,026	(401)
Total Loss before taxes	$95,354	$73,951	$64,551

e.	Losses for tax purposes carried forward to future years

As of December 31, 2019, Foamix had approximately $224.4 million and $27.3 million of net carry forward tax losses in Israel and the U.S., respectively, which are available to reduce future taxable income with no limited period of use.

During the year ended December 31, 2019 the U.S. Subsidiary incurred tax income of $176. During the years ended December 31, 2018 and 2017, the U.S. Subsidiary incurred a tax expense in the amount of $212 and $1,164, respectively.

f.	Deferred income taxes:

	December 31,
	2019	2018
In respect of:
Net operating loss carry forward	$59,241	$33,859
Research and development	10,089	12,932
Share based compensation	1,446	957
Other	225	164
Less - valuation allowance	(71,001)	(47,912)
Net deferred tax assets	$-	$-

Realization of deferred tax assets is contingent upon sufficient future taxable income during the period that deductible temporary differences and carry forward losses are expected to be available to reduce taxable income. As the achievement of required future taxable income is not likely, the Company recorded a full valuation allowance.

As of December 31, 2019, the Company had no intention of realizing its investment in the Subsidiary and therefore deferred taxes have not been provided on taxes that would apply in the event of disposal of the investments.

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

NOTE 12 - INCOME TAX (continued):

Following is a reconciliation of the theoretical tax benefit, assuming all income is taxed at the statutory corporate tax rate applicable to Israeli corporations, and the actual tax expense:

	Year ended December 31
	2019	2018	2017
Loss before income taxes	$95,354	$73,951	$64,551

Theoretical tax benefit on the above amount	(21,931)	(17,009)	(15,492)
Decrease (increase) in tax refund resulting from:
Reduction and different corporate tax rates	(1,430)	(101)	711
Non-deductible expenses and other permanent differences, mainly share based compensation expenses and issuance costs	225	(84)	80
Uncertain tax position	(176)	(98)	988
Net change in valuation allowance	23,089	17,063	14,858
Other	47	441	19
Actual tax expense	$(176)	$212	$1,164

g.	Uncertain tax positions:

ASC No. 740, Income Taxes, requires significant judgment in determining what constitutes an individual tax position as well as assessing the outcome of each tax position. Changes in judgment as to recognition or measurement of tax positions can materially affect the estimate of the effective tax rate and consequently, affect the operating results of the Company.

The following table summarizes the activity of the Company unrecognized tax benefits:

Balance at January 1, 2018	$988
Decrease in uncertain tax positions for the year	(98)
Balance at December 31, 2018	$890
Decrease in uncertain tax positions for the year	(176)
Balance at December 31, 2019	$714

h.	Roll forward of valuation allowance:

Balance at January 1, 2017	$15,991
Additions	14,858
Balance at December 31, 2017	$30,849
Additions	17,063
Balance at December 31, 2018	$47,912
Additions	23,089
Balance at December 31, 2019	$71,001

FOAMIX PHARMACEUTICALS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands, except share and per share amounts)

NOTE 13 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION:

Balance sheets:

	December 31
	2019	2018
a. Other current assets:
Institutions	$471	$446
Prepaid expenses	1,038	450
Other	48	103
	$1,557	$999

Statements of operations:

b.	Revenues

The Company is entitled to royalty payments with respect to sales of a product developed by a customer in collaboration with the Company (“the Product”).

During 2018, a new customer acquired the Product and assumed all rights and responsibilities under the initial agreement.

As of December 31, 2019, the Company has yet to record revenues from the sale of AMZEEQ.

The following table provides a breakdown of the Company’s net revenues:

	Year ended December 31
	2019	2018	2017
Development Service Payments	$-	$62	$140
Royalties	443	3,533	3,529
Total revenues	$443	$3,595	$3,669

c.	Finance income and expenses:

	Year ended December 31
	2019	2018	2017
Finance expenses:
Interest and finance expenses on long-term debt	$921	$-	$-
Foreign exchange losses, net	213	27	57
Other expenses	19	17	14
Total finance expenses	1,153	44	71

Finance income:
Gains from securities, net	(1,083)	(688)	(602)
Interest on bank deposits	(589)	(297)	(532)
Total finance income	$(1,672)	$(985)	$(1,134)

FOAMIX PHARMACEUTICALS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands, except share and per share amounts)

NOTE 14 - ENTITY-WIDE DISCLOSURE:

Revenues from principal customers - revenues from single customers that exceed 10% of total revenues in the relevant year:

	Year ended December 31
	2019	2018	2017
Customer A	$-	$2,467	$3,529
Customer B	$443	$1,066	$-

NOTE 15 – MENLO MERGER

On March 9, 2020, the Merger of Foamix with Menlo Merger Sub was completed, and the Company is now a wholly-owned subsidiary of Menlo, the legal acquirer (See note 1).

The Merger will be accounted in accordance with Accounting Standards Codification Topic 805, “Business Combinations”, using the acquisition method of accounting with Foamix as the accounting acquirer. Since Menlo, as the parent company of Foamix after the Merger, is the legal acquirer, the Merger will be accounted for as a reverse acquisition.

As the Merger was completed subsequent to December 31, 2019, the consolidated financial statements do not include the results or the financial position of Menlo.

Under the disclosure requirements of ASC 805 the Company is required to provide information regarding the effect of the business combination.

Due to the following limitations, the initial accounting for the business combination was incomplete at the time of the issuance of the financial statements, therefore, the Company did not include the above mentioned information as permitted by ASC 805-10-50-4 and ASC 805-30-50-3.

1)	As described above, the acquisition was completed on March 9, 2020, while the filing date the Company’s annual financial statements in form 10-K is March 12, 2020.

2)	Full and final financial data of Menlo was available to the Company only on March 3, 2020 following the filing of Menlo’s form 10-K.

3)	The Company hasn’t completed the work of the purchase price allocation needed under ASC 805.

Supplemental Financial Information

Unaudited selected quarterly financial results for the years ended December 31, 2019 and 2018 were as follows:

	2019				2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$308	$-	$-	$135	$906	$964	$865	$860
Cost of revenues	-	-	-	-	-	-	-	-
Gross profit	308	-	-	135	906	964	865	860
Operating loss	15,884	19,359	23,199	37,431	25,720	18,787	15,586	14,799
Loss per share basic and diluted	$0.28	$0.35	$0.41	$0.63	$0.69	$0.46	$0.38	$0.26

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and regulations promulgated thereunder) as of December 31, 2019.  Based on such evaluation, those officers have concluded that, as of December 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting, as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment, management concluded that, as of December 31, 2019, our internal control over financial reporting was effective based on these criteria.  The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Kesselman & Kesselman, an independent registered public accounting firm in Israel and a member of PricewaterhouseCoopers International Limited (“PwC”), as stated in their report which is included under “Item 8—Financial Statements.”

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

This item has been omitted in reliance on General Instruction I(1)(a) and (b) of Form 10-K.

ITEM 11 - EXECUTIVE COMPENSATION

This item has been omitted in reliance on General Instruction I(1)(a) and (b) of Form 10-K.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

This item has been omitted in reliance on General Instruction I(1)(a) and (b) of Form 10-K.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This item has been omitted in reliance on General Instruction I(1)(a) and (b) of Form 10-K.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Kesselman & Kesselman (a member firm of PricewaterhouseCoopers International Limited, or PwC), served as our principal independent registered public accounting firm for each of the two years ended December 31, 2018 and 2019.

The following table provides information regarding fees paid by us to PwC for all services, for the years ended December 31, 2018 and 2019:

	Fiscal year ended December 31,
	2019	2018
	(in thousands of U.S. dollars)
Audit fees(1)	$428	$193
Audit-related fees	-	-
Tax fees(2)	9	-
All other fees	-	-

Total Fees	$437	$193
______________________________

(1) Includes professional services rendered in connection with the audit of our annual financial statements, the review of our interim financial statements and fees for registration statements.

(2) Includes professional services rendered in connection with assistance in preparation of applications to the Israel Tax Authorities.

Our audit committee’s specific responsibilities in carrying out its oversight of the quality and integrity of the accounting, auditing and reporting practices of the Company include the approval of audit and non-audit services to be provided by the external auditor. The audit committee pre-approves all non-audit services provided to the Company during year.

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

3. Exhibits. See Item 15(b) below.

(b) Exhibits

		Incorporation by Reference
Exhibit Number	Description Of Document	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
2.1*	Agreement and Plan of Merger, dated as of November 10, 2019, by and among Foamix Pharmaceuticals Ltd., Menlo Therapeutics Inc. and Giants Merger Subsidiary Ltd.	8-K	001-36621	2.1	November 12, 2019
2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated as of December 4, 2019, by and among Foamix Pharmaceuticals Ltd., Menlo Therapeutics Inc. and Giants Merger Subsidiary Ltd.	8-K	001-36621	2.1	December 4, 2019
3.1	Amended and Restated Articles of Association of the Company	10-Q	001-36621	3.1	May 7, 2019
4.1	Specimen Ordinary Share Certificate of the Registrant	F-1/A	333-198123	4.1	September 3, 2014
4.2	Description of Securities Registered Under Section 12 of the Exchange Act					X
10.1#	2009 Israeli Share Option Plan	F-1/A	333-198123	10.1	September 3, 2014
10.2#	2015 Israeli Share Incentive Plan	F-3	333-207546	10.2	October 21, 2015
10.3#	2019 Equity Incentive Plan	8-K	001-36621	10.1	April 11, 2019
10.4#	Form of U.S. Share Option Grant Notice and Option Agreement under the Foamix Pharmaceuticals Ltd. 2019 Equity Incentive Plan	10-Q	001-36621	10.4	May 7, 2019
10.5#	Form of U.S. Restricted Share Unit Grant Notice and Restricted Share Unit Award Agreement under the Foamix Pharmaceuticals Ltd. 2019 Equity Incentive Plan	10-Q	001-36621	10.5	May 7, 2019
10.6#	Forms of Israeli Share Option Agreement, Share Option Grant Notice, Restricted Share Unit Grant Notice and Restricted Share Unit Award Agreement under the Foamix Pharmaceuticals Ltd. 2019 Equity Incentive Plan.	S-8	333-230942	99.3	April 18, 2019
10.7#	2019 Employee Share Purchase Plan	8-K	001-36621	10.2	April 11, 2019
10.8	Summary of Lease Agreement, dated as of May 7, 2008, as amended on April 18, 2016, by and between the Registrant and Gav Yam Real Estate Ltd.	10-K	001-36621	10.3	February 28, 2019

10.9#	Form of Indemnification Agreement by and between the Registrant and each of its directors	F-1/A	333-198123	10.3	September 3, 2014
10.10#	Foamix Pharmaceuticals Ltd. Amended Compensation Policy for Officers and Directors	10-K	001-36621	10.5	February 28, 2019
10.11#	Employment Agreement by and between Foamix Pharmaceuticals Inc. and David Domzalski, dated November 27, 2017	10-K	001-36621	10.6	February 28, 2019
10.12#	Employment Agreement by and between Foamix Pharmaceuticals Ltd. and Ilan Hadar, dated September 13, 2017	10-K	001-36621	10.7	February 28, 2019
10.13#	Form of Amendment to Employment Agreement Between Foamix Pharmaceuticals Ltd. and Ilan Hadar	10-Q	001-36621	10.3	May 7, 2019
10.14#	Offer Letter Agreement by and between Foamix Pharmaceuticals Inc. and Mutya Harsch, dated November 17, 2018	10-K	001-36621	10.8	February 28, 2019
10.15#	Amendment to Offer Letter Agreement Between Foamix Pharmaceuticals Inc. and Mutya Harsch	10-Q	001-36621	10.2	May 7, 2019
10.16	Lease Agreement, dated as of October 25, 2017, between Foamix Pharmaceuticals Inc. and S/K 520 Associates	10-K	001-36621	10.9	February 28, 2019
10.17	Credit Agreement and Guaranty among Foamix Pharmaceuticals Inc., Foamix Pharmaceuticals Ltd., Perceptive Credit Holdings II, LP, OrbiMed Royalty & Credit Opportunities III, LP and the other lenders from time to time party thereto	10-Q	001-36621	10.1	November 12, 2019
10.18	U.S. Security Agreement among Foamix Pharmaceuticals Inc., Foamix Pharmaceuticals Ltd. and Perceptive Credit Holdings II, LP for the benefit of Perceptive Credit Holdings II, LP, OrbiMed Royalty & Credit Opportunities III, LP and the other lenders from time to time party to the Credit Agreement	10-Q	001-36621	10.2	November 12, 2019
10.19	Warrant Certificate issued by Foamix Pharmaceuticals Ltd. for the benefit of OrbiMed Royalty & Credit Opportunities III, LP	10-Q	001-36621	10.3	November 12, 2019
10.20	Warrant Certificate issued by Foamix Pharmaceuticals Ltd. for the benefit of Perceptive Credit Holdings II, LP	10-Q	001-36621	10.4	November 12, 2019
10.21	Securities Purchase Agreement, dated July 29, 2019, by and among Foamix Pharmaceuticals Ltd. and Perceptive Life Sciences Master Fund, Ltd.	8-K	001-36621	10.1	July 30, 2019

10.22	Controlled Equity Offering Sales AgreementSM, dated August 19, 2019, by and between Foamix Pharmaceuticals Ltd. and Cantor Fitzgerald & Co.	8-K	001-36621	1.1	August 19, 2019
10.23	Form of Menlo Voting Agreement, dated November 10, 2019, by and between Foamix Pharmaceuticals Ltd. and certain stockholders of Menlo Therapeutics Inc.	8-K	001-36621	10.1	November 12, 2019
10.24	Form of Foamix Voting Agreement, dated November 10, 2019, by and between Menlo Therapeutics Inc. and certain shareholders of Foamix Pharmaceuticals Ltd.	8-K	001-36621	10.2	November 12, 2019
10.25	Form of CSR Agreement	8-K	001-36621	10.3	November 12, 2019
10.26*	Contract Manufacturing and Supply Agreement, dated October 21, 2019, by and between Foamix Pharmaceuticals Ltd. and ASM Aerosol-Service AG.					X
21.1	List of Subsidiaries of Foamix Pharmaceuticals Ltd.					X
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Document					X
101.LAB	XBRL Taxonomy Extension Label Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

* Exhibits and schedules omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted exhibit or schedule will be furnished supplementally to the SEC upon request.

# Indicates management contract or compensatory plan.

ITEM 16 - FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Foamix Pharmaceuticals Ltd. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 9, 2020.

FOAMIX PHARMACEUTICALS LTD.
By:	/s/ David Domzalski
David Domzalski Chief Executive Officer

KNOW ALL MEN AND WOMEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David Domzalski and Ilan Hadar, and each of them, his or her attorney-in-fact and agent, each with the power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or his or her or their substitute or substitutes, may do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ David Domzalski	Director and Chief Executive Officer (Principal Executive Officer)	March 12, 2020
David Domzalski

/s/ Ilan Hadar	Director and Chief Financial Officer (Principal Financial Officer	March 12, 2020
Ilan Hadar	and Principal Accounting Officer)

/s/ Mutya Harsch	Director	March 12, 2020
Mutya Harsch